Form 10-Q
period 1997-03-31
NEXAR TECHNOLOGIES INC
filed 1997-05-14
CIK 1027821

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended March 31, 1997


                             Commission File Number:
                                     0-29194


                            NEXAR TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                  04-3268334
   (State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organization)


                                182 TURNPIKE ROAD
                        WESTBOROUGH, MASSACHUSETTS 01581
                    (Address of principal executive offices)
                                 (508) 836-8700
                               (Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ] No [ x ]


The number of shares of the registrant's Common Stock, $ 0.01 par value, outstanding as of May 6, 1997 was 9,200,000.










INDEX

Item Number                                                                Page

Part I:  Financial Information

         Item 1.        Financial Statements

                        Condensed Consolidated Balance Sheets as of
                        December 31, 1996, March 31, 1997 and Pro
                        forma as of March 31, 1997 (Unaudited)               3

                        Condensed Consolidated Statements of
                        Operations for the three months ended March 31,
                        1996 and March 31, 1997 (Unaudited)                  4

                        Condensed Consolidated Statements of Cash
                        Flows for the three months ended March 31,
                        1996 and March 31, 1997 (Unaudited)                  5

                        Notes to Condensed Consolidated Financial
                        Statements                                         6-8


          Item 2.       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     9-11


Part II:        Other Information

         Item 1.        Legal Proceedings                                   12

         Item 2.        Changes in Securities                               12

         Item 3.        Defaults Upon Senior Securities                     12

         Item 4.        Submission of Matters to a Vote
                        of Security Holders                              12-13
         Item 5.        Other Information                                   13

         Item 6.        Exhibits and Reports on Form 8-K                    13
                          Exhibit 11.1 - Computation of Pro forma
                                         Earnings Per Common Share
                          Exhibit 27   - Financial Data Schedule


Signatures
                                                                            14







PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                     NEXAR TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)
                                   (Unaudited)

                                                                     MARCH 31,
                                   DECEMBER 31,       MARCH 31,        1997
                                     1996               1997         PRO FORMA
                                   ------------       ---------      ---------

ASSETS
Current Assets:
   Cash.........................  $   2,739        $   1,085         $   1,085
   Accounts receivable, net.....      7,747            9,394             9,394
   Inventories..................      6,113            5,948             5,948
   Prepaid expenses and other
       current assets...........        368              437               437
                                  ---------        ---------         ---------
      Total current assets......     16,967           16,864            16,864

   Property and equipment, net..        255              312               312
   Purchased technology, net....      1,375            1,260             1,260
   Other assets.................        992            1,288             1,288
                                  ---------        ---------         ---------

                                  $  19,589        $  19,724         $  19,724
                                  =========       ==========         =========


LIABILITIES AND STOCKHOLDERS'
  (DEFICIT) EQUITY

Current Liabilities:
   Accounts payable.............  $   4,537        $   5,471         $   5,471
   Accrued expenses.............      2,005            3,297             3,297
                                  ---------        ----------        ---------

    Total current liabilities...      6,542            8,768             8,768

   Due to related parties.......     22,818           22,818             8,250
                                  ---------       ----------         ---------















   Commitments and Contingencies

   Stockholders' (Deficit) Equity:
    Preferred stock, $.01 par value,
      10,000,000 shares authorized;
      no shares issued and outstanding at
      December 31, 1996 and March 31, 1997;
      45,684 shares issued and outstanding
      pro forma March 31, 1997                     --       --              1
    Common stock, $.01 par value, 30,000,000
      shares authorized; 4,800,000 shares
      issued and outstanding at December 31,
      1996 and March 31, 1997; 6,700,000
      shares issued and outstanding pro forma
      March 31, 1997                               48         48           67

    Additional paid-in capital.........           (48)       (48)      14,500

      Accumulated deficit..............        (9,771)    (11,862)    (11,862)
                                               -------    --------    --------

         Total Stockholders' (Deficit) Equity  (9,771)    (11,862)      2,706
                                               -------    --------    -------
                                              $19,589     $19,724     $19,724
                                              ========    ========    =======

See accompanying notes to condensed consolidated financial statements.

                            NEXAR TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share And Per Share Data)
                                   (Unaudited)


                                                         THREE MONTHS ENDED
                                                   MARCH 31,          MARCH 31,
                                                     1996               1997
                                                   ---------          ---------

Net revenues..........................             $      117        $   8,825
Cost of revenues......................                    116            8,136
                                                   ----------        ---------

   Gross profit.......................                      1              689

Operating expenses:

   Research and development...........                     67              301
   Selling and marketing..............                    327            1,693
   General and administrative.........                    442              785
                                                   ----------        ---------
   Total operating expenses...........                    836            2,779
                                                   ----------        ---------

Net loss                                           $     (835)       $  (2,090)
                                                   ===========       ==========

Pro forma net loss per common and
   common equivalent share............             $    (0.10)       $   (0.25)
                                                   ===========       ==========


Pro forma weighted average number
  of common and common equivalent
  shares outstanding..................              8,421,838        8,421,838
                                                    =========       ==========


See accompanying notes to condensed consolidated financial statements.















                            NEXAR TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                THREE MONTHS ENDED
                                               MARCH 31,     MARCH 31,
                                                 1996          1997
                                               ---------     ---------

Cash flows from operating activities:
  Net loss................................     $  (835)      $  (2,090)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization.......           2             141
      Changes in current assets and
      liabilities:
        Accounts receivable...............         196          (1,647)
        Inventories.......................        (968)            165
        Prepaid expenses and other
        current assets....................         (16)            (69)
        Accounts payable..................         248             934
        Accrued expenses..................        (461)          1,292
                                                -------         -------

        Net cash used in operating
        activities........................      (1,834)         (1,274)

Cash flows from investing activities:
   Purchases of property and equipment....         --              (74)
   Increase in other assets...............         --             (306)
                                                -------         -------

      Net cash used in
      investing activities................         --             (380)

Cash flows from financing activities:
      Due to related parties..............       1,080              --
                                                -------         -------

      Net cash provided by
      financing activities................       1,080              --

Net decrease in cash......................        (754)         (1,654)
Cash, beginning of period.................         981           2,739
                                                -------         -------

Cash, end of period.......................    $    227        $  1,085
                                              =========       =========
Supplemental disclosure of non cash
investing and financing activities:

      Deferred offering costs.............    $     --        $    306
                                              =========       =========

See accompanying notes to condensed consolidated financial statements.

Nexar Technologies, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.)      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nexar Technologies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 (File No. 333-18489), as amended (the "Registration Statement"). The accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


2.)      Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Intelesys Corporation (a Delaware corporation). All significant intercompany balances and transactions have been eliminated in consolidation.


3.)      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                   December 31,      March 31,
       (In thousands)                                 1996             1997
                                                   ------------      ---------

       Raw materials.............................   $  4,214         $  4,570
       Work-in-process...........................        769              812
       Finished goods............................      1,130              566
                                                    ---------        --------

                                                    $  6,113         $  5,948
                                                    ========         ========


         Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.




4.)      Unaudited Pro Forma Presentation

The unaudited pro forma condensed consolidated balance sheet as of March 31, 1997 reflects the conversion of $10,000,000 due to related parties into 1,900,000 shares of the Company's common stock and the conversion of $4,568,449 due to related parties into 45,684 shares of convertible preferred stock effective on the closing of the Company's initial public offering on April 14, 1997. In connection with this conversion of amounts due to related parties, by agreement between the Company's majority stockholder and the Company, 1,200,000 of the common shares will be held in escrow, subject to a contingent repurchase right of the Company at a nominal price per share, and will only be released to the Company's majority stockholder based upon the Company's achievement of certain revenue, net income, and stock price milestones, as defined, through December 31, 2000.


5.)      Pro Forma Net Loss per Common and Common Equivalent Share

Pro forma net loss per common and common equivalent share is computed by dividing the net loss by the pro forma weighted average number of common and common equivalent shares outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, and the Accounting Principles Board
(APB) Opinion No. 15, the pro forma weighted average number of common and common equivalent shares outstanding assumes the conversion of $10,000,000 due to related parties into 700,000 shares of the Company's common stock (excluding 1,200,000 shares of common stock subject to a contingent repurchase right of the Company, at a nominal price per share, and will only be released upon the attainment of certain revenue, net income and stock price milestones, as defined in an agreement between the Company's majority stockholder and the Company), and assumes that all common stock and common stock equivalents issued within twelve months prior to the initial filing of the Company's initial public offering (See
Note 7) have been included in the calculation, using the treasury stock method, as if they were outstanding for all periods immediately preceding the initial public offering. Options issued more than twelve months prior to the initial filing of the Company's initial public offering have not been included as their effect would be anti-dilutive. Historical net loss per share has not been presented as such information is not considered to be relevant or meaningful.


6.)      Concentration of Credit Risk

Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosures of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign currency exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of cash and trade accounts receivable. The Company places its cash in highly rated financial institutions. The Company's accounts receivable credit risk is limited to one customer for the year ended December 31, 1996, who presented approximately $12,270,000 of total revenues and approximately

$4,256,000 of accounts receivable at December 31, 1996. This customer for the period ended March 31, 1997 represented approximately $1,816,000 of total revenues and approximately $1,865,000 of accounts receivable. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses. During the year ended December 31, 1996, the Company sold approximately $430,000 of product to a company owned by a current and former officer of Nexar. The Company collected $210,000 of this amount and wrote off the remaining balance, approximately $220,000, as uncollectible during the year ended December 31, 1996. The Company has not experienced any other significant losses related to individual customers or groups of customers in any particular industry or geographic area.


7.)      Subsequent Events

The Company completed its initial public offering of 2,500,000 shares of Common Stock at $9.00 per share on April 14, 1997. Net proceeds to the Company amounted to $20.3 million.


































Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Nexar Technologies, Inc. (the "Company") was organized and commenced operations in March of 1995. The Company has focused on developing its products and its marketing and distribution strategies and did not generate material revenues until April 1996 when it began shipping its proprietary personal computers (PCs). The Company develops, manufactures and markets high-performance, competitively-priced desktop PCs based upon patent pending technologies.

         The table below presents the statement of operations items for the three months ended March 31, 1996 and March 31, 1997 as a percentage of net revenues and provides the percentage increase in absolute dollars of such items comparing the interim periods ended March 31, 1997 to the corresponding period from the prior fiscal period.


                                         THREE MONTHS ENDED        % Change
                                        March 31,   March 31,     of Dollar
                                           1996       1997         Increase
                                        ---------   ---------     ---------

Net revenues............................   100.0%      100.0%        7442.7%
Cost of revenues........................    99.1        92.2         6913.8
                                           ------      ------        -------
Gross profit............................     0.9         7.8          688.0

Operating expenses:

   Research and development.............    57.3         3.4          349.3
   Selling and marketing................   279.5        19.2          417.7
   General and administrative...........   377.8         8.9           77.6
                                           -----        ----          -----

   Total operating expenses.............   714.6        31.5          232.4
                                           -----        ----          -----
Net loss................................  (713.7)%     (23.7)%        150.3%
                                          ========     =======        ======



Net Revenues

         Net revenues for the first quarter ended March 31, 1997 increased to $ 8.8 million as compared to the same period a year ago. The increase over the comparable period in the prior year is primarily due to higher unit revenues resulting from initial market acceptance of the Company's proprietary personal computers.



Gross Profit

         Gross profit increased to $ 689,000 in the first quarter of 1997 compared to $ 1,000 for the same period in the previous year. As a percentage of net revenues, gross profit increased to 7.8% for the first quarter of 1997 over the comparable period in the prior year. The improvement in gross profit was due to absorption of certain fixed costs as a result of increasing volume shipments of product. The Company operates in a very price competitive marketplace. The Company expects that with the introduction of its new products, attainment of economies of scale and absorption of fixed cost through increased unit volume it will experience higher gross profits.


Operating Expenses

         Research and development costs increased to $ 301,000, or 3.4% of net revenues in the first quarter of 1997 compared to $ 67,000, or 57.3% of net revenues in the first quarter of 1996. This increase was attributed to the continued development of future products including the cost of development provided by an outside engineering firm.

         Selling and marketing expense increased to $ 1.7 million in the first quarter of 1997 compared to $ 327,000 in the first quarter of 1996. As a percentage of net revenues, selling and marketing expenses decreased to 19.2% in the first quarter of 1997 compared to 279.5% in the same period of 1996. Selling and marketing expense increased in absolute dollars as a result of expenses associated with higher unit volumes as well as extended marketing efforts aimed at positioning the Company's products and increasing market share.

         General and administrative (G&A) expenses increased to $ 785,000 in the first quarter of 1997 compared to $ 442,000 in the first quarter of 1996. As a percentage of net revenues, general and administrative expenses decreased to 8.9% in the first quarter of 1997 compared to 377.8% in the same period of 1996. G&A expenses increased in absolute dollars due to the strategic hiring of additional staff and increased operating costs associated with managing the growth of the Company.


Liquidity and Capital Resources

         Since inception, the Company financed its operations primarily through loans from related parties, which provided aggregate proceeds to the Company of approximately $22.8 million. At March 31, 1997, the Company had approximately $1.1 million in cash. On April 14, 1997 the Company completed its initial public offering and received net proceeds of $ 20,300,000.

         The Company has no credit facilities with unaffiliated lenders and believes that its cash and net proceeds from the initial public offering will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next twelve months.




Cautionary Statement

         Statements in this report expressing the expectations and beliefs of the Company regarding its future results or performance are forward-looking statements that involve a number of risks and uncertainties. In particular, certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures) constitute "forward-looking statements". The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute such differences include, but are not limited to, risks discussed in the Company's Prospectus dated April 8, 1997 included in its Registration Statement on Form S-1 (Reg. No. 333-18489) and from time to time in the Company's other filings with the Securities and Exchange Commission, including, without limitation, the following, (a) intense competition in the personal computer business, (b) the Company's dependence on a substantial customer, (c) the risks associated with rapid substantial growth, (d) the uncertainty of market acceptance of the Company's products, (e) the dependence of the Company on outside engineering for the development of its products, (f) the risks associated with the protection and possible infringement of the Company's intellectual property, (g) dependence upon a third party to provide service and support to the Company's customers, (h) dependence on third party distributors and resellers, and (i) the risks associated with reliance on suppliers.

         As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

























PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

         A. By Written Consent dated February 28, 1997, the holders of a majority of the Common Stock of the Company consented in writing to (1) the approval of several amendments and a restatement of the Certificate of Incorporation of the Company for filing (in the form filed as Exhibit 3.2 to the Registration Statement) with the Secretary of State of Delaware upon the consummation of the Company's Initial Public Offering (April 14, 1997), (2) an amendment to the Company's 1995 Stock Option Plan, increasing the number of shares issuable thereunder to 5,300,000 (in the form filed as Exhibit 10.7 to the Registration Statement) and, (3) the adoption of the Company's 1996 Director Stock Option Plan (in the form filed as Exhibit 10.9 to the Registration Statement) and 1996 Employee Stock Purchase Plan (in the form filed as Exhibit
10.8 to the Registration Statement). The terms of each of these documents are summarized in the Registration Statement.

         B. The Annual Meeting of Stockholders of the Company was held on March 26, 1997 at which the following matters were approved:

                  1.       Election of Directors

                           The following individuals were elected directors of the Company for terms commencing upon the consummation of the Company's Initial Public Offering (April 14, 1997) until the date of the annual meeting of the stockholders in the year set forth opposite their respective names and until their respective successors are duly elected and qualified.

                         Buster C. Glosson                        1998
                         Joseph P. Caruso                         1998
                         Joseph E. Levangie                       1999
                         Steven Georgiev                          1999
                         Morton Goldman                           2000
                         Albert J. Agbay                          2000








                           Each director's nomination received all 4,600,000 votes cast for election, there being no shares withheld, voted against, abstained, or subject to a broker non-vote.

                  2.       Ratification of Selection of Independent Auditor

                           All 4,600,000 votes cast at the Annual Meeting were voted in favor of the appointment of Arthur Andersen LLP, as the Company's independent auditor for the year ending December 31, 1997.


Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 11.1 Computation of Pro forma Earnings Per Common Share

Exhibit 27 Financial Data Schedule

No reports have been filed on Form 8-K during the quarter ended March 31, 1997.

































SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEXAR TECHNOLOGIES, INC.

Date:    May 6, 1997                 BY    /s/ Albert J. Agbay
                                          --------------------------------------
                                          Albert J. Agbay
                                          Chairman, Chief Executive Officer
                                          and President (as authorized officer)



                                     BY   /s/ Gerald Y. Hattori
                                          --------------------------------------
                                          Gerald Y. Hattori
                                          Vice  President, Finance,
                                          Chief Financial Officer and
                                          Treasurer (as authorized
                                          officer and as principal
                                          financial officer)




















