Form 10-Q
period 1997-06-30
NEXAR TECHNOLOGIES INC
filed 1997-08-13
CIK 1027821

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For The Quarterly Period Ended June 30, 1997


                            Commission File Number:
                                    0-29194


                           NEXAR TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


       DELAWARE                                                 04-3268334
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)



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

                               Yes [x]    No [_]


The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 13, 1997 was 9,200,000.

 INDEX

Item Number
Part  I:              Financial Information                                                                            Page
                      Item 1.                          Financial Statements

                                                       Condensed Consolidated Balance Sheets as of
                                                       December 31, 1996 and June 30, 1997 (Unaudited)                  3

                                                       Condensed Consolidated Statements of Operations
                                                       for the three months and six months ended June 30,
                                                       1996 and June 30, 1997 (Unaudited)                               4

                                                       Condensed Consolidated Statements of Cash Flows
                                                       for the six months ended June 30, 1996 and June 30,
                                                       1997 (Unaudited)                                                  5

                                                       Notes to Condensed Consolidated Financial
                                                       Statements                                                       6-7


                      Item 2.                          Management's Discussion and Analysis of
                                                       Financial Condition and Results of Operations                   8-10


Part II:              Other Information

                      Item 1.                          Legal Proceedings                                                11
                      Item 2.                          Changes in Securities                                            11
                      Item 3.                          Defaults Upon Senior Securities                                  11
                      Item 4.                          Submission of Matters to a Vote of Security Holders              11
                      Item 5.                          Other Information                                                11
                      Item 6.                          Exhibits and Reports on Form 8-K                                 11
                                                       Exhibit 10.1 - Office Lease between the Company and
                                                       Deerfoot LLC
                                                       Exhibit 11.1 - Statement Re: Per Share Earnings
                                                       Exhibit 27 - Financial Data Schedule


                      Signatures                                                                                       12

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    NEXAR TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Share Amounts)

                                                                                     JUNE 30,
                                                                 DECEMBER 31,          1997
                                                                    1996            (Unaudited)
                                                                 ------------       -----------
ASSETS
Current Assets:
  Cash ...........................................................     $ 2,739          $ 6,969
  Accounts receivable, net .......................................       7,747           13,508
  Inventories ....................................................       6,113            5,061
  Prepaid expenses and other current assets ......................         368              848
                                                                       -------          -------
     Total current assets ........................................      16,967           26,386

Property and equipment, net ......................................         255              451
Purchased technology, net ........................................       1,375            1,146
Other assets .....................................................         992              286
                                                                       -------          -------
                                                                       $19,589          $28,269
                                                                       =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable ...............................................     $ 4,537         $  5,456
  Accrued expenses ...............................................       2,005            1,152
  Deferred revenue ...............................................          --            1,908
                                                                       -------          -------
    Total current liabilities ....................................       6,542            8,516

Due to related parties ...........................................      22,818               --
                                                                       -------          -------

Stockholders' Equity (Deficit):
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized; no shares issued and outstanding at
    December 31, 1996; 45,684 shares issued and
    outstanding at June 30, 1997..................................          --                1
  Common stock, $.01 par value, 30,000,000 shares
    authorized; 4,800,000 shares issued and outstanding
    at December 31,1996; 9,200,000 shares issued and
    outstanding  at June 30, 1997.................................          48               92
  Additional paid-in capital .....................................         (48)          34,164
  Accumulated deficit ............................................      (9,771)         (14,504)
                                                                       -------          -------
    Total Stockholders' Equity (Deficit) .........................      (9,771)          19,753
                                                                       -------          -------
                                                                       $19,589          $ 28,269
                                                                       =======          ========

See accompanying notes to condensed consolidated financial statements.

                    NEXAR TECHNOLOGIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Share And Per Share Data)
                                  (Unaudited)


                                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             --------------------  -------------------
                                                             JUNE 30,   JUNE 30,    JUNE 30, JUNE 30,
                                                               1996       1997       1996       1997
                                                             --------   --------    -------   -------
Net revenues ...........................................      $ 2,034    $ 9,172    $ 2,151   $17,997
Cost of revenues .......................................        1,798      8,515      1,914    16,651
                                                              -------    -------    -------   -------
    Gross profit  ......................................          236        657        237     1,346

Operating expenses:
    Research and development ...........................          103        419        170       720
    Selling and marketing ..............................        1,679      2,226      2,006     3,919
    General and administrative .........................          634        740      1,076     1,525
                                                              -------    -------    -------   -------

    Total operating expenses ...........................        2,416      3,385      3,252     6,164
                                                              -------    -------    -------   -------
Interest income                                                    --         87         --        87
                                                              -------    -------    -------   -------
Net loss                                                      $(2,180)   $(2,641)   $(3,015)  $(4,731)
                                                              ========   =======    =======   =======
Net loss per common and common
    equivalent share                                          $ (0.26)   $ (0.32)   $ (0.36)  $ (0.56)
                                                              =======    =======    =======   =======


Weighted average number of common
    and common equivalent shares outstanding                8,421,838  8,355,886  8,421,838 8,413,391
                                                            =========  =========  ========= =========

See accompanying notes to condensed consolidated financial statements.

                    NEXAR TECHNOLOGIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                  SIX MONTHS ENDED
                                                                 -----------------
                                                               JUNE 30,       JUNE 30,
                                                                 1996           1997
                                                               ---------     ---------
Cash flows from operating activities:
    Net loss ..........................................        $(3,015)      $(4,731)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
            Depreciation and amortization  ............             28           293
            Changes in current assets and liabilities:
            Accounts receivable .......................         (1,745)       (5,761)
            Inventories ...............................         (1,833)        1,052
            Prepaid expenses and other current assets               (5)         (480)
            Accounts payable ..........................          2,237           919
            Accrued expenses ..........................            110          (853)
            Due to related parties ....................             --          (550)
            Deferred revenue ..........................             --         1,908
                                                                ------        ------
              Net cash used in operating activities             (4,223)       (8,203)

Cash flows from investing activities:
    Purchases of property and equipment ...............            (86)         (240)
    Decrease in other assets ..........................           (105)          686
                                                                ------        ------
      Net cash (used in) provided by investing activities         (191)          446

Cash flows from financing activities:
    Borrowings (payments) of amounts to related parties          5,475        (7,700)
    Net proceeds from issuance of common stock                      --        19,687
                                                                ------       -------
      Net cash provided by financing activities                  5,475        11,987

Net increase in cash ..................................          1,061         4,230
Cash, beginning of period .............................            981         2,739
                                                                ------       -------
Cash, end of period ...................................         $2,042       $ 6,969
                                                                ======       =======
Supplemental disclosure of non cash investing
  and financing activities:

Conversion of amounts due to related parties to
  preferred stock .....................................             --         4,568
                                                               =======       =======
Conversion of amounts due to related parties to
  common stock ........................................             --        10,000
                                                                =======      =======

See accompanying notes to condensed consolidated financial statements.

                    NEXAR TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.)  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nexar Technologies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 (File No. 333-18489), as amended (the "Registration Statement"). The accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six month period ended June 30, 1997 may not be indicative of the results to be expected for the full year.

2.)  Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

3.)  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                       December 31,   June 30,
                                                          1996          1997
                                                       ------------   --------
Raw materials ...................................      $4,214          $2,535
Work-in-process .................................         769             369
Finished goods ..................................       1,130           2,157
                                                       ------          ------
                                                       $6,113          $5,061
                                                       ======          ======


Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

4.)  Concentration of Credit Risk

Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of

Credit Risk, requires disclosures of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign currency exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of cash and trade accounts receivable. The Company places its cash in highly rated financial institutions. The Company's accounts receivable credit risk is limited to one customer who represented approximately $4,561,000 of accounts receivable at June 30, 1997. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses. The Company has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

5.)  Net Loss per Common and Common Equivalent Share

Net loss per common and common equivalent share is computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, and the Accounting Principles Board (APB) Opinion No. 15, the weighted average number of common and common equivalent shares outstanding assumes the conversion of $10,000,000 due to related parties into 700,000 shares of the Company's common stock (excluding 1,200,000 shares of common stock subject to a contingent repurchase right of the Company, at a nominal price per share, and will only be released upon the attainment of certain revenue, net income and stock price milestones, as defined in an agreement between the Company's majority stockholder and the Company), and assumes that all common stock and common stock equivalents issued within twelve months prior to the initial filing of the Company's initial public offering (See Note 7) have been included in the calculation, using the treasury stock method, as if they were outstanding for all periods immediately preceding the initial public offering. Options issued more than twelve months prior to the initial filing of the Company's initial public offering have not been included as their effect would be anti-dilutive.

6.)  New Accounting Standard

On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted by the Company, SFAS No. 128 will require restatement of prior years' earnings per share. The Company will adopt SFAS No. 128 for its fiscal year ended December 31, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

7.) Initial Public Offering

The Company completed its initial public offering of 2,500,000 shares at $9.00 per share on April 14, 1997. Net proceeds to the Company amounted to $19.7 million.

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

     The table below presents the statement of operations items for the three months and six months ended June 30, 1996 and June 30, 1997 as a percentage of net revenues and provides the percentage increase in absolute dollars of such items comparing the interim periods ended June 30, 1997 to the corresponding period from the prior fiscal period.

                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                            -----------------------             ---------------------
                                                                    % Change                           % Change
                                             June 30,    June 30,   of Dollar    June 30,   June 30,   of Dollar
                                              1996        1997      Increase      1996       1997      Increase
                                            -------     -------     -------     -------    -------     -------
Net revenues .....................            100.0%      100.0%     350.9%     100.0%      100.0%      736.7%
Cost of revenues .................             88.4        92.8      373.6       89.0        92.5       769.9
                                            -------      ------      -----    -------      ------       -----
Gross profit .....................             11.6         7.2      178.4       11.0         7.5       467.9

Operating expenses:

 Research and development ........              5.1         4.6      306.8        7.9         4.0       323.5
 Selling and marketing ...........             82.5        24.3       32.6       93.3        21.8        95.4
 General and administrative ......             31.2         8.1       16.7       50.0         8.5        41.7
                                            -------      ------      -----    -------      ------       -----
 Total operating expenses ........            118.8        37.0       40.1      151.2        34.3        89.5

Interest income ..................               --         1.0      100.0         --         0.5       100.0
                                            -------      ------      -----    -------      ------       -----

Net loss .........................           (107.2)%     (28.8)%     21.1%    (140.2)%     (26.3)%     5 6.9%
                                            =======     =======     =======    =======     =======     =======


Net Revenues

     Net revenues increased 351% in the second quarter of 1997 to $9.2 million from $2.0 million in the second quarter of 1996. For the six months ended June 30, 1997, net revenues increased 737% to $18.0 million from $2.2 million in the comparable period of 1996. The increase in net revenues for the second quarter and the first six months of 1997 over comparable periods of 1996 was attributed to increased units sold as a direct result of increased demand for the Company's PCs.

     Unit shipments in the quarter increased 419% to approximately 13,500 from 2,600 in the second quarter of 1996. For the six months ended June 30, 1997, unit shipments increased 754% to approximately 22,200 from approximately 2,600 in the first six months of 1996. Unit shipments for the second quarter increased 55% over shipments in the first quarter of 1997. This growth reflects the Company's aggressive sales efforts, including pricing actions aimed at winning new customer accounts and increasing the penetration of existing customer accounts.

Gross Profit

     Gross profit in the second quarter and first six months of 1997 increased 179% and 468% , respectively over comparable periods of 1996. As a percentage of net revenues, gross profit for the second quarter and first six months of 1997 decreased to 7% from approximately 11% for the comparable periods of 1996. This was the result of continual competitive market pressure on PC prices, including significant decreases in key component costs which were passed on to customers through system price decreases. The Company also provided customers with sales incentives in order to facilitate transition of production from the Company's Nexar II product, to its new XPA product. The Company anticipates better margins with its shipment of XPA.

Operating Expenses

     The Company strives to manage total operating expenses in line with sales growth and gross profit levels. The Company's selling and marketing and general and administrative expenses increased in absolute dollars amount while declining as a percentage of net revenues in the second quarter of 1997 as compared with the same period of 1996. The increase in expenses resulted from selling expenses associated with higher unit volumes, as well as expenses incurred in connection with the entry into new markets and the expansion of the Company's distribution channels. The Company anticipates that in the remainder of 1997 selling and marketing and general and administrative expenses will increase in amount as it supports new product introductions, steps up its advertising and promotion programs, expands into new markets, and increases its investment in the area of service and support, especially in support of our new XPA product.


     Research and development costs increased in absolute dollars and decreased as a percentage of net revenues for both the second quarter of 1997 and the six month period ended June 30, 1997 as compared to the corresponding period(s) of 1996. This decrease as a percentage of net revenues was due primarily to higher unit shipments during the current period(s) ended June 30, 1997. The Company is committed to continuing a significant research and development program and development costs are likely to increase for the remainder of the year.

Liquidity and Capital Resources

     The Company's working capital increased to $17.9 million at June 30, 1997, compared to $10.4 million at December 31, 1996.

     The Company's cash and cash equivalents increased to $7.0 million at June 30, 1997 from $2.7 million at December 31, 1996, primarily because of the net proceeds received from the initial public offering. Accounts Receivable increased to $13.5 million at June 30, 1997 from $7.7 million primarily as a result of higher shipments in the second quarter versus the fourth quarter of 1996. Inventory decreased to $5.0 million at June 30, 1997, from $6.1 million at December 31, 1996 as a result of better management of inventory levels.

      The Company is currently debt free and expects to fund expenditures for capital requirements, as well as liquidity needs created by changes in working capital from a combination of available cash balances, Company generated funds and possible future financing arrangements, if the need arises.



Subsequent Events

     In July 1997, one of the Company's two outside turn-key manufacturers notified the Company of its inability to timely manufacture on a going forward basis the Company's proprietary motherboards. The Company has made arrangements with two new manufacturers to assume timely production of the motherboards. The Company does not believe that the transition to the new manufacturers will have a long-term material adverse effect on the Company, but the several weeks it may take to resume full production of these key components could have a short-term negative impact on the Company's results of operations in the third quarter due to the possibility of limited delays in the initial shipments of the Company's new XPA product.

Cautionary Statement

     Statements in this report expressing the expectations and beliefs of the Company regarding its future results or performance are forward-looking statements that involve a number of risks and uncertainties. In particular, certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures) constitute "forward-looking statements". The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute such differences include, but are not limited to, risks discussed in the Company's Prospectus dated April 8, 1997 included in its Registration Statement on Form S-1 (Reg. No. 333-18489) and from time to time in the Company's other filings with the Securities and Exchange Commission, including, without limitation, the following,(a) the risks and uncertainties associated with the possibility of product shipment delays as described in Subsequent Events above and reliance in general on suppliers, (b) intense competition in the personal computer business, (c) the Company's dependence on a substantial customer, (d) the risks associated with rapid substantial growth,
(e) the uncertainty of market acceptance of the Company's products, (f) the risks associated with international expansion, (g) the dependence of the Company on outside engineering for the development of its products, (h) the risks associated with the protection and possible infringement of the Company's intellectual property, (i) dependence upon a third party to provide service and support to the Company's customers, and (j) dependence on third party distributors and resellers.

     As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statement.

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

None

Item 2.   Changes in Securities

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K

Exhibit 10.1 - Office Lease between the Company and Deerfoot LLC
Exhibit 11.1 - Statement Re: Per Share Earnings
Exhibit 27 - Financial Data Schedule

No reports have been filed on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEXAR TECHNOLOGIES, INC.

Date:   August 13, 1997              BY  /s/   Albert J. Agbay
                                    ----------------------------------
                                    Albert J. Agbay
                                    Chairman, Chief Executive Officer
                                    and President
                                    (as authorized officer)


                                    BY    /s/     Gerald Y. Hattori
                                    ----------------------------------
                                    Gerald Y. Hattori
                                    Vice President, Finance, Chief Financial
                                    Officer and Treasurer
                                    (as authorized officer and as principal
                                    financial officer)