Form 10-Q
period 1997-09-30
NEXAR TECHNOLOGIES INC
filed 1997-11-13
CIK 1027821

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For The Quarterly Period Ended September 30, 1997


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

                            Yes [x]    No [_]


The number of shares of the registrant's Common Stock, $ 0.01 par value, outstanding as of November 11, 1997 was 9,340,780.

INDEX


Item Number                                                                   Page

Part I:   Financial Information
          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    December 31, 1996 and September 30, 1997 (Unaudited)       3

                    Condensed Consolidated Statements of Operations
                    for the three months and nine months ended
                    September 30, 1996 and September 30, 1997 (Unaudited)      4

                    Condensed Consolidated Statements of Cash Flows
                    for the nine months ended September 30, 1996 and
                    September 30, 1997 (Unaudited)                             5

                    Notes to Condensed Consolidated Financial
                    Statements                                                 6-7


          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations              8-10

          Item 3.   Quantitative and Qualitative Disclosure About
                    Market Risk                                                10

Part II:  Other Information

          Item 1.   Legal Proceedings                                          12

          Item 2.   Changes in Securities and Use of Proceeds                  12

          Item 3.   Defaults Upon Senior Securities                            12

          Item 4.   Submission of Matters to a Vote of Security Holders        12

          Item 5.   Other Information                                          12

          Item 6.   Exhibits and Reports on Form 8-K                           12

          Signatures                                                           13


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    NEXAR TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Share Amounts)


                                                                                        SEPTEMBER 30,
                                                                          DECEMBER 31,      1997
                                                                              1996       (Unaudited)
                                                                         -------------   -------------
ASSETS
Current Assets:
    Cash and cash equivalents .........................................      $ 2,739       $  1,730
    Short term investments ............................................           --            997
    Accounts receivable, net ..........................................        7,747         11,439
    Inventories .......................................................        6,113          6,698
    Prepaid expenses and other current assets .........................          368          1,336
                                                                         -------------   -------------
        Total current assets ..........................................       16,967         22,200

Property and equipment, net ...........................................          255            555
Purchased technology, net .............................................        1,375          1,031
Other assets ..........................................................          992            276
                                                                         -------------   -------------
                                                                             $19,589       $ 24,062
                                                                         =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Accounts payable ..................................................      $ 4,537       $  5,966
    Accrued expenses ..................................................        2,005          1,888
    Deferred revenue ..................................................           --          1,908
                                                                         -------------   -------------
        Total current liabilities .....................................        6,542          9,762

Due to related parties ................................................       22,818             --
                                                                         -------------   -------------

Stockholders' Equity (Deficit):
    Preferred stock, $.01 par value, 10,000,000 shares
        authorized; no shares issued and outstanding at
        December 31, 1996; 45,684 shares issued and
        outstanding  at September 30, 1997............................            --              1
    Common stock, $.01 par value, 30,000,000 shares
       authorized; 4,800,000 shares issued and outstanding
       at December 31,1996; 9,340,780 shares issued and
       outstanding  at September 30, 1997.............................            48             93
    Additional paid-in capital .......................................           (48)        34,162
    Accumulated deficit ..............................................        (9,771)       (19,956)
                                                                         -------------   -------------
        Total Stockholders' Equity (Deficit) .........................        (9,771)        14,300
                                                                         -------------   -------------
                                                                             $19,589       $ 24,062
                                                                         =============   =============

See accompanying notes to condensed consolidated financial statements.

                    NEXAR TECHNOLOGIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Share And Per Share Data)
                                  (Unaudited)


                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            ------------------------     ------------------------
                                                              SEPT 30,     SEPT 30,        SEPT 30,     SEPT 30,
                                                               1996         1997            1996          1997
                                                            -----------  -----------     -----------  -----------
Net revenues .............................................  $     9,190  $     4,403     $    11,341  $    22,399
Cost of revenues .........................................        7,424        6,119           9,338       22,769
                                                            -----------  -----------     -----------  -----------
 Gross profit (loss)......................................        1,766       (1,716)          2,003         (370)

Operating expenses:
 Research and development ................................          131          464             301        1,184
 Selling and marketing ...................................          981        1,692           2,987        5,612
 General and administrative ..............................          620        1,646           1,696        3,170
                                                            -----------  -----------     -----------  -----------
 Total operating expenses ................................        1,732        3,802           4,984        9,966
                                                            -----------  -----------     -----------  -----------
Interest income...........................................           --           64              --          151
                                                            -----------  -----------     -----------  -----------
Net income (loss).........................................  $        34  $    (5,454)    $    (2,981) $   (10,185)
                                                            ===========  ===========     ===========  ===========

Net loss per common and common
 equivalent share.........................................  $      0.00  $     (0.65)    $     (0.35) $     (1.24)
                                                            ===========  ===========     ===========  ===========

Weighted average number of common
 and common equivalent shares outstanding.................    8,421,838    8,437,029       8,421,838    8,211,313
                                                            ===========  ===========     ===========  ===========

See accompanying notes to condensed consolidated financial statements.

                    NEXAR TECHNOLOGIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)




                                                                NINE MONTHS ENDED
                                                           ------------------------------
                                                           SEPTEMBER 30,   SEPTEMBER 30,
                                                                1996            1997
                                                           --------------  --------------
Cash flows from operating activities:
  Net loss ..............................................  $       (2,981) $      (10,185)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization ......................              18             444
     Changes in current assets and liabilities:
     Accounts receivable ................................          (7,822)         (3,692)
     Inventories ........................................          (2,984)           (585)
     Prepaid expenses and other current assets                       (132)           (968)
     Accounts payable ...................................           4,626           1,429
     Accrued expenses ...................................             210            (117)
     Due to related parties .............................              --            (545)
     Deferred revenue ...................................              --           1,908
                                                           --------------  --------------
       Net cash used in operating activities ............          (9,065)        (12,311)

Cash flows from investing activities:
  Increase in short term investments ....................              --            (997)
  Purchases of property and equipment ...................            (134)           (370)
  Decrease in other assets ..............................             (91)            686
                                                           --------------  --------------
    Net cash (used in) provided by investing activities..            (225)           (681)

Cash flows from financing activities:
  Borrowings (payments) of amounts to related parties ...          16,457          (7,704)
  Net proceeds from issuance of common stock.............              --          19,687
                                                           --------------  --------------
   Net cash provided by financing activities.............          16,457          11,983

Net increase (decrease) in cash and cash equivalents.....           7,167          (1,009)
Cash and cash equivalents, beginning of period...........             981           2,739
                                                           --------------  --------------
Cash and cash equivalents, end of period ................  $        8,148  $        1,730
                                                           ==============  ==============
Supplemental disclosure of non cash investing
 and financing activities:

Conversion of amounts due to related parties to
 preferred stock ........................................  $           --  $        4,568
                                                           ==============  ==============

Conversion of amounts due to related parties to
 common stock ...........................................  $           --  $       10,000
                                                           ==============  ==============

See accompanying notes to condensed consolidated financial statements.

                    NEXAR TECHNOLOGIES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nexar Technologies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1 (File No. 333-18489), as amended (the "Registration Statement"). The accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine month period ended September 30, 1997 may not be indicative of the results to be expected for the full year.

2.)  Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.


3.) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                    December 31,  September 30,
                                                       1996         1997
                                                                 (Unaudited)
                                                    -----------  -----------

Raw materials ....................................     $4,214       $3,656
Work-in-process ..................................        769          581
Finished goods ...................................      1,130        2,461
                                                       ------       ------
                                                       $6,113       $6,698
                                                       ======       ======


Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

4.)  Concentration of Credit Risk

Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosures of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign currency exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. The Company's accounts receivable credit risk is limited to one customer who represented approximately $2,968,000 of accounts receivable at September 30, 1997. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a result, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses. The Company has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.


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



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Nexar Technologies, Inc. (the "Company") was organized and commenced operations in March of 1995. The Company has focused on developing its products and its marketing and distribution strategies and did not generate material revenues until April 1996 when it began shipping its proprietary personal computers (PCs). The Company develops, manufactures and markets high-performance, competitively-priced desktop PCs based upon patented and patent pending technologies.

     The table below presents the statement of operations items for the three months and nine months ended September 30, 1996 and September 30, 1997 as a percentage of net revenues and provides the percentage increase in absolute dollars of such items comparing the interim periods ended September 30, 1997 to the corresponding period from the prior fiscal period.


                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                   --------------------- % Change   -----------------  % Change
                                    Sept 30,   Sept 30,  of Dollar   Sept 30,  Sept 30  of Dollar
                                     1996       1997     Increase      1996     1997    Increase
                                   -------    ------     --------    -------   ------   --------


Net revenues ....................  100.0%     100.0%      (52.1)%    100.0%     100.0%     97.5%
Cost of revenues ................   80.8      139.0       (17.6)      82.3      101.7     143.8
                                   -----    -------    ---------    ------     ------    ------

Gross profit ....................   19.2      (39.0)     (197.2)      17.7       (1.7)   (118.5)

Operating expenses:

  Research and development ......    1.4       10.5       254.2        2.7        5.3     293.4
  Selling and marketing .........   10.7       38.4        72.5       26.3       25.1      87.9
  General and administrative ....    6.7       37.4       165.5       15.0       14.2      86.9
                                   -----    -------   ---------     ------     ------    ------
 Total operating expenses .......   18.8       86.3       119.5       44.0       44.6     100.0

Interest income .................     --        1.5       100.0         --        0.7     100.0
                                   -----    -------   ---------     ------     ------    ------

Net loss ........................    0.4%    (123.8)%  (16141.2)%    (26.3)%    (45.6)%   241.7%
                                   =====    =======    =========    ======     ======    ======

Net Revenues

     Net revenues decreased 52% in the third quarter of 1997 to $4.4 million from $9.2 million in the third quarter of 1996. For the nine months ended September 30, 1997, net revenues increased 98% to $22.4 million from $11.3 million in the comparable period of 1996. The decrease in net revenues for the quarter was the direct result of the Company's turnkey suppliers' inability to deliver its proprietary motherboards on a timely basis. During August 1997, the Company entered into agreements with two world class motherboard manufacturers to be the primary suppliers of XPA motherboards. The increase in net revenues for the first nine months of 1997 over the comparable period of 1996 was attributed to increased units sold as a direct result of continued demand for the Company's PCs.

     Unit shipments in the nine month period ended September 30, 1997 increased 152% to approximately 28,000 from approximately 11,100 in the first nine months of 1996. This growth is attributed to the acceptance of the Company's technology and products by its growing customer base.

Gross Profit (Loss)

     Gross profit (loss) in the three month and nine month period ended September 30, 1997 decreased 197% and 119% respectively over comparable periods of 1996. As a percentage of revenues, gross profit (loss) for the third quarter and nine months of 1997 decreased significantly over comparable periods of 1996. This was primarily due to a short term interruption in supply of essential components which resulted in lower than anticipated shipment levels and unabsorbed factory overhead costs attributed to the lower revenues. The Company anticipates improved product margins with resumed to full factory production and fulfillment of the Company's backlog of orders for XPA product.

Operating Expenses

     Research and development costs have increased in absolute dollars due to increased staffing levels and accelerated product development costs of the Company's XPA product. Research and development costs as a percentage of revenues increased for both the third quarter of 1997 and the nine month period ended September 30, 1997 as compared to the corresponding period(s) of 1996. The increased percentage for the quarter was due primarily to lower revenues and accelerated costs associated to its development efforts of the XPA product. Similarly, the increased percentage for the comparable nine months period was attributed to the company's accelerated efforts.

     Selling, general and administrative expenses increased in absolute dollars 109% and 88% for the third quarter and nine months of 1997, respectively as compared to the same periods of the prior year. As a percentage of net revenues, selling, general and administrative expenses increased both in the third quarter and nine months ended September 30, 1997 comparatively over the same period for 1996. These increases are attributed to increased sales staffing , aggressive advertising campaigns, trade show expenses and related infrastructure needs to meet the demands of the Company's growth.

Liquidity and Capital Resources

     The Company has financed its operating activities and capital expenditure requirements since the date of its initial public offering from the net proceeds received from the initial public offering. The Company's working capital has increased to $12.5 million at September 30, 1997, as compared to $10.4 million at December 31, 1996.

     The Company's cash, cash equivalents and short term investments was $2.7 million at September 30, 1997. At September 30, 1997, accounts receivable and inventories were $11.4 million and $6.7 million, respectively, as compared to $7.7 million and $6.1 million, respectively, at September 30, 1996. The increase in accounts receivable is primarily due to longer than anticipated collection cycles from customers. Inventory increased primarily due to receipt of those essential components at the end of the quarter which were delayed during the third quarter of 1997.

     The Company expects to fund capital expenditures requirements , as well as, working capital needs with a combination of its cash and cash equivalent funds provided by operations and possible future financing arrangements, as the need arises.



Item 3 - Quantitative and Qualitative Disclosure About Market Risk

None



Cautionary Statement

     Statements in this report expressing the expectations and beliefs of the Company regarding its future results or performance are forward-looking statements that involve a number of risks and uncertainties. In particular, certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital and for capital expenditures) constitute "forward-looking statements". The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute such differences include, but are not limited to, risks discussed in the Company's Prospectus dated April 8, 1997 included in its Registration Statement on Form S-1 (Reg. No. 333-18489) and from time to time in the Company's other filings with the Securities and Exchange Commission, including, without limitation, the following, (a) the risks and uncertainties associated with reliance on suppliers, (b) intense competition in the personal computer business, (c) the Company's dependence on a substantial customer, (d) the risks associated with rapid substantial growth, (e) the uncertainty of market acceptance of the Company's products, (f) the risks associated with international expansion, (g) the dependence of the Company on outside engineering for the development of its products, (h) the risks associated with the protection and possible infringement of the Company's intellectual property,
(i) dependence upon a third party to
provide service and support to the Company's customers, and (j) dependence on third party distributors and resellers.

     As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statement.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

The Company filed a Form SR with the Securities and Exchange Commission on July 18, 1997 reporting through June 30, 1997 the Company's use of proceeds from its initial public offering (under Form S-1 Registration Statement No. 333-18489; declared effective April 8, 1997) of its Common Stock, $0.01 par value. The Company registered and sold 2,500,000 shares of its common stock in such offering for aggregate gross proceeds of $22,500,000. Net proceeds after underwriting discounts and commissions and offering expenses were $18,637,285. The managing underwriters of the offering were Sands Brothers & Co., Ltd. and Credit Lyonnais Securities (USA) Inc. As of June 30, 1997 the Company had utilized $8,248,549 and $4,387,736 of the net offering proceeds for repayment of indebtedness (to the Company's majority stockholder, Palomar Medical Technologies, Inc.) and working capital, respectively. During the quarter ended September 30, 1997, the Company utilized an additional $4,000,000 of the net proceeds for working capital.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 10.1 - Key Employment Agreement Between the Registrant and E. Craig
               Conrad
Exhibit 10.2 - Amendment to Key Employment Agreement and Confidential
               Information Agreement Between Registrant and Gerald Y. Hattori
Exhibit 11.1 - Statement Re: Per Share Earnings
Exhibit 27   - Financial Data Schedule

No reports have been filed on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NEXAR TECHNOLOGIES, INC.

Date:     November 11, 1997   BY /s/ Albert J. Agbay
                              -----------------------------------
                              Albert J. Agbay
                              Chairman, Chief Executive Officer
                              and President
                              (as authorized officer)


                              BY /s/ Gerald Y. Hattori
                              -----------------------------------
                              Gerald Y. Hattori
                              Vice President, Finance , Chief Financial
                              Officer and Treasurer
                              (as authorized officer and as principal
                              financial officer)