Form 10-K
period 1997-12-31
NEXAR TECHNOLOGIES INC
filed 1998-03-31
CIK 1027821

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1997    Commission File Number: 0-29194

                            NEXAR TECHNOLOGIES, INC.
                Exact name of registrant as specified in charter


                 DELAWARE                                    04-3268334
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification)
         or organization)

               257 Turnpike Road
        Southborough, Massachusetts                          01772
    (Address of principal executive office)                (Zip code)


                                 (508) 485-7900
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of common stock held by non-affiliates of the Registrant as of February 28, 1998: $19,747,684

Number of shares outstanding of the Registrant's only class of common stock as of February 28, 1998: 10,009,055

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                    Part of Form 10-K into which
                                                    ----------------------------
          Document                                           incorporated
          --------                                           ------------

-Portions of Registrant's Proxy Statement                      Part III
 relating to Registrant's Annual
 Meeting of Stockholders scheduled to be
 held on June 8, 1998.

         This Form 10-K, future filings of the registrant, press releases of the registrant, and oral statements made with the approval of an authorized executive officer of the Registrant may contain forward looking statements.
In connection therewith, please see the cautionary statements and risk factors contained in Item 1. "Business - Forward Looking Statements; Cautionary Statement"; "Business - Risk Factors"; Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" and elsewhere in this report which identify important factors which could cause actual results to differ materially from those in any such forward-looking statements.


                                    PART I

ITEM 1.  BUSINESS.
------------------
         Nexar Technologies, Inc. (the "Company" or "Nexar") is a new class of personal computer (PC) manufacturer which has developed what it believes is the industry's first "future-ready" PC that is readily upgradable using industry-
standard components.   Nexar PCs, which are based on patented and patent-
pending technologies, enable end-users to reduce total cost of ownership (TCO), protect their technology investments and extend the lifecycle of their PC. Unlike conventional PCs, NEXAR systems allow end-users to easily upgrade or switch important components of the PC to accommodate emerging and future technologies, resulting in a significant extension of the computer's useful life. NEXAR sells a high-performance system which can be shipped to resellers without the key system-defining components (microprocessor, memory and hard drive), but which is otherwise fully configured. This ability:

                . Enables the end-user, whether corporate or individual, to buy a system configured exactly to that customer's technical and budgetary requirements and, later, to easily upgrade the PC's key components with industry-standard products.

                . Enables the Company's resellers to offer Build-to-Order
                  capability in order to compete with direct marketers, such as Dell Computer and Gateway 2000, because a NEXAR PC provides resellers with the ability to promptly deliver a custom-configured, high-performance PC at a competitive price.

         The Company's objective is to become the industry leader in designing and marketing PCs with technology which enables resellers and end-users, in an easy and cost-effective manner, to upgrade and transition the central processing unit (CPU) and the other key system-defining components in accordance with the known and anticipated roadmaps of various makers of fundamental and leading edge PC technology. NEXAR's current PCs feature the Company's patent-pending Cross-Processor Architecture(TM) (NEXAR XPA(TM)) in which any one of several state-of-the-art CPUs can be initially included or later installed, including Intel Corporation's Pentium, Pentium Pro, Pentium II, dual Pentium II and compatible CPUs. The Company also intends to develop the NEXAR XPA technology to accommodate microprocessors based on other technologies. The NEXAR XPA allows the CPU, random access memory (RAM), and cache memory to be replaced by end-users without technical assistance. The Company's PCs also feature a removable hard drive, permitting its replacement and the further advantages of increased data portability and security, and the use of multiple operating systems in a single PC. The Company does not market its products directly to end-users, but instead distributes its products through a network of international, national and regional distributors, value-added and other resellers, original equipment manufacturers (OEMs), system integrators, computer superstores, direct response resellers, and independent dealers.

INDUSTRY BACKGROUND

         The PC market has been characterized by intense competition and substantial technological advances occurring over short periods of time. Hundreds of vendors compete in today's PC marketplace. Leading manufacturers include Acer America Corporation, Apple Computer, Inc., Compaq Computer Corporation, Dell Computer Corporation, Gateway 2000, Inc., Hewlett-Packard Company, International Business Machines Corporation (IBM), and Packard Bell NEC, Inc. See " - Competition." Rapid technology advances have resulted in high rates of product innovation and enhancements, and short product life cycles, creating difficult choices for both current owners and prospective purchasers of PC systems. PC users occasionally find that they cannot effectively use the latest software programs, or even the latest enhancements to their existing software programs, because their PC has insufficient memory, their CPU is too slow, or their hard drive is full and cannot store additional data. Consequently, a user who does not wish to forego the latest technology advancements must either attempt to upgrade his or her existing PC (to the extent the system can be upgraded and which typically requires technical assistance) or make a substantial investment in a newer, more powerful PC.

         End-users, especially corporate users, are currently migrating to next generation PCs such as Windows NT(R)/Pentium Pro and competing systems. The increase in the capabilities of such systems is occurring concurrently with an increase in the number of variables, such as compatibility with 32-bit software applications and multimedia functionality, which PC buyers must consider in making purchasing decisions. The result is a more intricate outlook for evaluation of PC technology advancements. In the past year, Intel introduced MMX multimedia extensions into its P55C model, Advanced Micro Devices, Inc. (AMD(R)) introduced its K6 CPU which, like a microprocessor Cyrix Corporation also introduced in 1997, incorporates architectural enhancements to Pentium-class processors providing significant performance improvements when running multimedia applications. AMD supports MMX on their K6 CPU and the Cyrix(R) M2 processor is also MMX compatible. Also in 1997 Intel introduced its Pentium II processor, a next generation Pentium Pro-class CPU that supports MMX technology and improves 16-bit software performance (the current Pentium-Pro, which does not include MMX technology, is designed primarily for 32-bit applications). In 1998, Intel is expected to release Deschutes, the code-name for a Pentium II CPU processor which is expected to support clock speeds of 350 to 450 MHz and bus speeds of 100 MHz.

         Further complicating the outlook for advances in processor technology for PC manufacturers and end-users concerned about obsolescence is a recent trend by industry leader Intel to introduce their CPUs with proprietary interfaces. Intel's Pentium Pro was the first to use a Socket 8 interface connecting the CPU to the motherboard, making it incompatible with prior Intel and Intel-compatible CPUs using the predecessor Socket 7. In 1997 Intel introduced its Pentium II with yet another interface, the Slot 1, which represented a major departure from prior standards. The Pentium II was the first Intel CPU to be enclosed in a sealed plastic housing requiring a special single edge contact to the motherboard. The NEXAR XPA directly addresses this trend by permitting cost effective upgrades of the PC's processor from the current generation of CPUs to future generations by allowing the easy replacement of not only the CPU itself but also the core logic portion of the motherboard to which the CPU connects.

         The constant and rapid escalation of technology causes instability in the PC industry. Because several months may lapse between the manufacture and actual sale date of a conventional, pre-configured system, PC manufacturers face substantial business risk in forecasting which components to include and the pricing of the system. As technology advancements and price reductions occur, vendors which have shipped pre-configured systems to their resellers are forced to offer price protection by reducing the price of their products and issuing credits to the reseller. These and other concessions further erode the profit margin of the manufacturer. Meanwhile, resellers unavoidably accumulate overpriced and aging inventory, and end-users are offered a discount on yesterday's technology.

         The telephone and mail order direct response market continues to be one of the fastest growing segments of the PC industry. Companies in this market, primarily Gateway and Dell, have been able to capitalize on the destabilizing effect of rapid technological advances and frequent price reductions.
Because direct marketers sell directly to end-users on a Build-to-Order basis, they can sell the latest technology to end-users more quickly than traditional PC suppliers. In addition, because they have large and rapidly changing inventories of components, direct marketers can also offer more configurations of their PCs at the latest industry price points than resellers who are subject to longer manufacturing to date-of-sale cycles. Some PC manufacturers, such as IBM, have addressed the same market challenge by allowing reseller partners to perform "channel assembly" in completing the configuration of their PCs.
Others, including Compaq, have attempted to mimic Dell's Build to Order model by assembling to order large volume purchases from large enterprise customers and handing off channel assembly of smaller orders to their resellers.

THE NEXAR XPA PC ARCHITECTURE

         The key elements of NEXAR's patent-pending XPA PC architecture are a custom designed main integrated circuit board (a "motherboard") which is separable into two-halves, and a tower chassis design allowing ease of access, permitting non-technically trained users to install and replace key components connecting to either half of the motherboard with industry-standard, off-the-shelf products. The CPU and RAM of a conventional PC typically reside on top of a motherboard which also includes expansion board slots for peripheral and controller cards for communicating with mass storage and input/output components. NEXAR XPA technology places sockets for the CPU and RAM on the core-logic half of the motherboard, which faces in the opposite direction of the input/output half of the motherboard, thereby making the sockets and slots for insertion and removal of the key components more accessible. The design also provides access to the expansion slots of the PC on the input/output half of the motherboard for cards providing features such as networking and multimedia functionality. Because the core-logic half of the motherboard is itself easily removable and replaceable, the NEXAR XPA also permits multiple and cross-processor upgrades and transitions on a single PC.

         NEXAR XPA PCs allow resellers or end-users to initially select or later vary the type of microprocessor used in the system from among those based on competing technologies, such as Pentium, Pentium Pro, Pentium II, dual Pentium II and other x86 CPUs. The Company believes this capability will become increasingly important as technology continues to advance and the demands of personal computing continue to intensify. End-users without this ability to cost-effectively upgrade or switch microprocessors and operating platforms will face the daunting task of precisely forecasting their own increasingly intensive information and other computing system requirements, not only with regard to speed, memory, and data access, but also to accommodate the demands of graphics-rich applications, Internet and intranet capability and diverse multimedia functionality. The Company expects that customers purchasing a NEXAR XPA system will be able to not only increase their PC's speed and capacity as such advances become available, but will also be able to cost-effectively custom-fit their operating platform to ever-increasing application needs and capabilities by converting their system from among various x86 processor lines, and from among Windows NT, OS/2(R), UNIX and other operating systems. The Company believes that in most cases, regardless of the demands of the end-user, a NEXAR XPA PC will be an optimal solution to purchasers seeking investment protection of their system infrastructure. The NEXAR XPA PC also features a lockable, removable hard disk drive mounted on rails in a design similar to that used in many laptop computers. This provides the added benefits of permitting increased portability of data and increased security, attributes which appeal to many government and corporate buyers, and the use of multiple operating systems on one PC.

STRATEGY

         The Company's objective is to claim a significant share of the desktop PC market by offering open-architecture PCs incorporating technology which enables end-users in an easy and cost-effective manner to upgrade and transition to the new and varied CPU platforms of different manufacturers in accordance with expected roadmaps of fundamental and leading-edge PC technology. The principal elements of NEXAR's strategy to achieve its goal include the following:

ESTABLISH AND MAINTAIN TECHNOLOGICAL LEADERSHIP IN UPGRADABLE AND
CROSS-PROCESSOR PCS

         The Company devotes most of its product development efforts to the continued implementation of the NEXAR XPA technology to a broad range of microprocessor platforms and to monitoring and participating in developments in the computer markets in which it competes generally. These efforts seek to ensure that the Company's future products offer the distribution channel and end-users the same benefits of investment protection and technical flexibility as the Company's current PCs. The Company intends to periodically advance the design of its PCs, including the NEXAR XPA technology, to address announced and anticipated technological advances by leading makers of the system defining components. See " -- Product Development."

FOCUS ON ADVANTAGES OF NEXAR PC XPA DESIGN

         The Company believes that the flexibility of its XPA PCs provides NEXAR products a competitive differentiation, especially as more variables, such as enhanced multimedia performance and 32-bit software applications, become factors in the purchasing decisions within the PC markets in which the Company does and intends to participate. The design of the XPA system permits NEXAR resellers the ability to offer a significantly broader range of configurations than is possible with conventionally designed PCs. The benefits of NEXAR's PCs to end-users include the following:

                . Protects the consumer's PC investment by allowing end-users to purchase a customized PC and to later upgrade components to keep up with technology advances without incurring the expense of a new system.

                . Reduces TCO by saving management information systems (MIS)
                  departments of large and small enterprises time and expense upgrading components or replacing outdated systems.

                . End-users are not locked into the upgrade path of a single manufacturer, but, instead, can utilize numerous widely-available, industry-standard components and platforms.

FOCUS ON CHANNEL MARKETING

         The Company markets its products through multiple channels of distribution, using a controlled distribution model in which a limited number of resellers and distributors are given exclusive or shared responsibility for certain territories or market segments in exchange for best-efforts sales volume or marketing commitments. The Company is initially targeting commercial entities rather than the home consumer market. Accordingly, the Company primarily distributes its PCs not through retail outlets, but through the following channels:

         Distributors and Resellers. The Company plans to expand its network of distributors and resellers by emphasizing the following advantages attained by carrying NEXAR PCs:

                . Reduced inventory depreciation risk and improved profit
                  margins enhanced by using one system platform and sourcing components on a "just-in-time" basis.

                . The ability to be "first to market" with the latest technology on a consistent basis by offering customers "next generation" components without concern for existing pre-configured inventory levels.

                . Lower inventory costs due to the ability to stock one line of semi-configured NEXAR systems in place of several lines of pre-configured PCs.

                . The ability to custom-configure a system on a Build-to-Order basis in order to compete effectively against direct marketers such as Gateway 2000 and Dell Computer.

         Government Resellers. The Company believes that, in addition to the other advantages of NEXAR XPA PCs and the increased security and other benefits of the removable hard disk drive described herein, the NEXAR XPA PC is particularly appealing to many government buyers because the time required for ordering entirely new systems is often prohibitive under government regulations, while component parts can be more timely requisitioned, thereby allowing a government office to more easily remain technologically current. The Company has entered into an agreement with Government Technology Services, Inc. (GTSI), a leading supplier of desktop systems to the U.S. government, pursuant to which GTSI serves as NEXAR's exclusive federal reseller with respect to GSA scheduled purchases provided that GTSI purchase a specified minimum of the Company's products in 1998. GTSI is, however, under no obligation to purchase any products of the Company. In the year ended December 31, 1997, GTSI accounted for approximately 44% of the Company's revenues. The Company expects that GTSI will continue to be an important customer, but that sales to GTSI as a percentage of total revenue will decline further as the Company further expands its distribution network and increases its overall sales. See " -- Customers." The Company also pursues relationships with resellers selling to government agencies not purchasing from the GSA Schedule.

         VARs, Systems Integrators and OEMs. The Company believes its PCs enable value-added resellers (VARs) and systems integrators to offer their clients a more flexible and cost effective PC and network solution. By offering NEXAR PCs, VARs and system integrators are able to minimize depreciation of their inventory and deliver a custom configured system solution virtually on demand, and enable their customers to reduce their MIS costs. The Company will seek to capture market share in some territories by entering into agreements with OEMs who will deliver PCs to their customers with both the OEM's brand name and a product label identifying that the base unit contains XPA technology.

         Private Brand Resellers. The Company intends to increasingly seek out and enter into reseller arrangements whereby selected channel participants both nationally and regionally will be permitted to private label NEXAR's XPA architecture by selling PCs primarily bearing such reseller's names but crediting NEXAR with the underlying technology. The Company anticipates that most such private label resellers, especially systems integrators, will purchase base XPA systems and complete the assembly of the PC themselves, but the Company also plans to provide fulfillment services using products consigned by such resellers for such purpose.

SALES AND MARKETING

         The Company's marketing strategy is channel-based, focused primarily on distributors, value added and other resellers, and system integrators, rather than on end-users. During its initial marketing period, NEXAR has concentrated on building awareness of NEXAR and its innovative PC architecture with its channel resellers. In particular, NEXAR has co-marketed extensively with GTSI, its largest customer, to the federal government market. See " -- Strategy -- Government Resellers." The Company conducts its marketing primarily through meetings with and sales presentations to national and regional resellers. In addition, the Company displays its products at national and international trade shows such as COMDEX and PC Expo.

         The Company executes its marketing strategy primarily through the efforts of a direct sales force and through independent manufacturer sales representatives. As of December 31, 1997, NEXAR's sales force consisted of 15 people, 11 located at its Southborough, Massachusetts headquarters and the remainder in regional locations. The Company intends to increase the size of its sales force as its revenue grows. As of December 31, 1997, the Company was also a party to agreements with five independent manufacturer sales representatives. These sales representatives are primarily responsible for securing sales of NEXAR products to regional resellers and are paid commissions based on such sales.

CUSTOMERS

         The Company manufactures and sells its PCs to resellers of varying size and market share, including national and regional distributors, value-added and other resellers, computer and office superstores, system integrators, direct response resellers, and independent dealers.

         In the fiscal year ended December 31, 1997, GTSI accounted for approximately 44% of the Company's revenues. The Company expects that GTSI will continue to be an important customer, but that sales to GTSI as a percentage of total revenue will decline further as the Company further expands its distribution network and increases its overall sales. The Company's business plan for 1998 anticipates that sales to GTSI will continue to represent a significant portion of the Company's sales during the fiscal year. The Company has entered into an agreement with GTSI pursuant to which GTSI must purchase a specified minimum of products in order to retain its status as the Company's exclusive reseller with respect to GSA scheduled purchases, but GTSI is under no obligation to purchase any products from the Company. The loss of GTSI as a significant customer, or if GTSI purchases significantly less products than the Company anticipates, would have a material adverse effect on the Company. See "--Strategy -- Focus on Channel Marketing -- Government Resellers" and Note 2 of Notes to Consolidated Financial Statements.

PRODUCTS

         NEXAR began shipping its patent-pending NEXAR Cross-Processor Architecture systems in September 1997. The NEXAR XPA systems features a split motherboard design consisting of a fixed input/output card and an easily removable CPU card that permits easy and cost effective cross-processor upgrades on a single PC. A NEXAR XPA PC allows resellers or end-users to initially select or later vary the type of microprocessor used in the system from one of several state-of-the-art CPU product families. NEXAR XPA systems currently enable the use of any of Pentium, Pentium Pro, Pentium II, dual Pentium II and compatible CPUs which currently have different socket configurations and are thus not currently easily replaceable in conventional PCs. The multi-platform support is designed to accept either Microsoft Windows 95 or Windows NT operating systems.

CUSTOMER SERVICE AND SUPPORT

         NEXAR PCs are sold with a three-year limited warranty on hardware with one-year on-site service. To provide its customers with technical support, NEXAR and certain of its resellers have entered into agreements with third party service providers, including Wang Laboratories, Inc. (WANG), pursuant to which these companies provide NEXAR's customers with one year on-site hardware support, including diagnostics and repair. Wang also provides telephone support for software products bundled with NEXAR's systems for a period of ninety days after purchase. While the Company and its resellers selected these service providers based on its belief that these providers have the capability to perform these warranty obligations on a timely and efficient basis, the failure of these providers to meet the demands of the end-users of the Company's products could materially and adversely affect the reputation of the Company and its products, which in turn could result in lower sales and profits.

PRODUCT DEVELOPMENT

         The Company currently has only a limited product development staff. The Company engaged GDA Technologies, Inc. (GDA), a provider of computer engineering services, to develop the XPA technology and to implement this technology on several motherboards for use in its XPA PCs. Although the Company believes that it could find and engage equivalent development and engineering services elsewhere within a reasonable period of time, or hire sufficient capable engineers to perform such development work in-house, the inability of GDA to adequately perform such services on a timely basis could have a material adverse effect on the Company.

         From its inception, NEXAR has devoted continuing efforts to research and development activities both to develop the current line of NEXAR PCs and to introduce new models that further leverage the Company's proprietary technology in providing simplified upgradability of major components and the ability to accommodate emerging and future technologies. Current development efforts are principally directed to implementation of its NEXAR XPA architecture. The Company's future success will be highly dependent upon its ability to develop, produce and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will be technically advanced or commercially successful due to the rapid improvements in computer technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to anticipate and manage risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the timely manufacturing of products in appropriate quantities to meet anticipated demand. The failure of the Company to develop, produce and market commercially viable products could result in the Company's business, operating results and financial condition being materially and adversely affected.

         The Company's product development efforts will continue to require substantial investments by the Company for third-party development, engineering, refinement and testing, and there can be no assurance that the Company will have the resources sufficient to make such investments. Participants in the PC industry generally rely on the creation and implementation of technology standards to win the broadest market acceptance for their products. The Company must successfully manage and participate in the development of standards while continuing to differentiate its products in a manner valued by customers. While industry participants generally accept, and may encourage, the use of their intellectual property by third parties under license, nonetheless, when intellectual property owned by competitors or suppliers becomes accepted as an industry standard, the Company must obtain a license, purchase components utilizing such technology from the owners of such technology or their licensees, or otherwise acquire rights to use such technology. The failure of the Company to license, purchase or otherwise acquire rights to such technologies could result in the Company's business, operating results and financial condition being materially and adversely affected.

MANUFACTURING

         The Company operates a 100,000 square foot manufacturing facility in Hayward, California. The Company's manufacturing operations consist primarily of assembly, test and quality control of its PC systems. The single shift capacity of the facility is up to 15,000 units produced per month, although NEXAR's actual manufacturing capacity depends in part on the ability of NEXAR's suppliers to provide it with assembled circuit boards and other components.

         The Company uses industry-standard components for its products and contracts with specific vendors to manufacture certain components included in its products, primarily circuit boards. Most of these components are generally available from multiple sources; however, NEXAR relies on two contract manufacturers to manufacture motherboards used in its PCs. In addition, the Company relies on a single supplier to produce its customized chassis and has several other single supplier relationships for less critical components. During the third quarter of 1997, the Company did not have in inventory and was unable to obtain on a timely basis sufficient quantities of key components to meet outstanding purchase orders, which caused the financial results for such period to be adversely affected.

COMPETITION

         The desktop PC industry is intensely competitive and may become more so as the result of, among other things, the introduction of new competitors (including large multi-national, diversified companies) and possibly weakening demand. The Company currently competes in the desktop PC market principally with Acer, Apple Computer, Compaq Computer, Dell Computer, Gateway 2000, Hewlett-Packard, IBM and Packard Bell NEC. All of these companies have stronger brand recognition, significantly greater financial, marketing, manufacturing, technological and distribution resources, broader product lines and larger installed customer bases than does the Company. Principal competitive factors include product features, product performance, quality and reliability, the ability to deliver product to customers in a timely fashion, customer service and support, marketing and distribution capabilities and price. Also, in order to compete successfully, the Company must attract and retain a sufficient number of management, sales, and technical personnel with high levels of relevant skills and meaningful experience. Although the Company has assembled an experienced senior management team, there can be no assurance that the Company will be able to attract and retain sufficient numbers of additional personnel, as the need for such individuals increases with the Company's anticipated growth, or maintain or improve its current position with respect to any of these or other competitive factors. This intense competition could result in loss of customers or pricing pressures, which would negatively affect the Company's results of operations.

         The Company's ability to compete favorably is dependent, in significant part, upon its ability to control costs, react timely and appropriately to short-and long-term trends and competitively price its products while preventing erosion of its margins, and there is no assurance that the Company will be able to do so. Many of the Company's competitors can devote greater managerial and financial resources than the Company can to develop, promote and distribute products and provide related consulting and training services. Some of the Company's competitors have established, or may establish, cooperative arrangements or strategic alliances among themselves or with third parties, thus enhancing their ability to compete with the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition.

INTELLECTUAL PROPERTY

         The Company's success is dependent in large part upon its intellectual property rights. In September 1997, the United States Patent and Trademark Office issued the Company a patent covering the essential technology which enables the easy installation, removal and replacement of key components in the Company's original PCs, which was the predecessor to its XPA architecture. The Company has filed an additional patent application relating to the same technology covered by the patent which has issued. The Company has also filed ten domestic and foreign patent applications, the first in late 1996, covering its XPA technology. See "Business -- Intellectual Property." There can be no assurance that any patents will be issued pursuant to the pending or any future patent applications of the Company. In addition, there can be no assurance that the patent which has issued or any future patents issued would survive a legal challenge to their validity or provide adequate protection. In addition, the Company has not conducted any formal study of prior art and, therefore, has not determined what effect any prior art may have on any such patents that may issue. The Company also relies on copyrights, unpatented trade secrets and trademarks to protect its proprietary technology. No assurance can be given that the Company's competitors will not independently develop or otherwise acquire substantially equivalent techniques or otherwise gain access to the Company's proprietary technology or that the Company can ultimately protect its rights to such proprietary technology. In addition, there can be no assurance that the Company will be able to afford the expense of any litigation which may be necessary to enforce its rights under any such patents that may issue. The Company also relies on confidentiality agreements with its collaborators, employees, advisors, vendors and consultants to protect its proprietary technology. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of December 31, 1997, NEXAR had 78 employees, including executive officers, sales, marketing, technical support, finance, manufacturing, engineering, and administrative personnel. Thirty-three of these employees are employed at the Southborough, Massachusetts facility, and 45 are employed at the Hayward, California facility. In addition, the Company currently utilizes contract labor to meet its manufacturing needs on an ongoing basis. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that its relations with its employees are satisfactory.

FORWARD LOOKING STATEMENTS; CAUTIONARY STATEMENT
------------------------------------------------

         When used anywhere in this Form 10-K, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These risks and uncertainties are described above and in the risk factors set forth below. The Company specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RISK FACTORS
------------

LIMITED OPERATING HISTORY; HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT

         The Company was incorporated in March 1995 and commenced selling its PCs in volume in April 1996. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with regard to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the intensely competitive market in which the Company operates. As of December 31, 1997, the Company had an accumulated deficit of approximately $23,118,000. The Company's ability to generate significant revenue growth in the future is subject to substantial uncertainty.

SIGNIFICANT CAPITAL REQUIREMENTS; UNCERTAINTY OF ADDITIONAL FUNDING

         The Company's capital requirements in connection with its development and marketing activities have been and will continue to be significant. The Company believes that amounts available from cash generated from operations and the recent sale of securities and future financing transactions which the Company believes it can consummate as necessary will be sufficient to meet the Company's cash requirements through at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its growth rate. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products, or to respond to competitive pressures. There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company maybe unable to develop or enhance products or services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS ASSOCIATED WITH INTENSE COMPETITION

         The desktop PC industry is intensely competitive and may become more so as the result of, among other things, the introduction of new competitors (including large multi-national, diversified companies) and possibly weakening demand. The Company currently competes in the desktop PC market principally with Acer America, Apple Computer, Compaq Computer, Dell Computer, Gateway 2000, Hewlett-Packard, IBM and Packard Bell NEC. All of these companies have stronger brand recognition, significantly greater financial, marketing, manufacturing, technological and distribution resources, broader product lines and larger installed customer bases than does the Company. Principal competitive factors include product features, product performance, quality and reliability, the ability to deliver product to customers in a timely fashion, customer service and support, marketing and distribution capabilities and price. Also, in order to compete successfully, the Company must attract and retain a sufficient number of management, sales and technical personnel with high levels of relevant skills and meaningful experience.Although the Company has assembled an experienced senior management team, there can be no assurance that the Company will be able to attract and retain sufficient numbers of additional personnel, as the need for such individuals increases with the Company's anticipated growth, or maintain or improve its current position with respect to any of these or other competitive factors. This intense competition could result in loss of customers or pricing pressures, which would negatively affect the Company's results of operations.

         The Company's ability to compete favorably is dependent, in significant part, upon its ability to control costs, react timely and appropriately to short- and long-term trends and competitively price its products while preventing erosion of its margins, and there is no assurance that the Company will be able to do so. Many of the Company's competitors can devote greater managerial and financial resources than the Company can to develop, promote and distribute products and provide related consulting and training services. Some of the Company's competitors have established, or may establish, cooperative arrangements or strategic alliances among themselves or with third parties, thus enhancing their ability to compete with the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not materially and adversely affect its business, operating results and financial condition. See "Business -- Competition."

DEPENDENCE ON SUBSTANTIAL CUSTOMER

         In the fiscal year ended December 31, 1997, one customer of the Company, Government Technology Services, Inc. (GTSI), a leading supplier of desktop systems to United States government agencies, accounted for approximately 44% of the Company's revenues. The Company expects that GTSI will continue to be an important customer, but that sales to GTSI as a percentage of total revenues will decline further as the Company further expands its distribution network and increases its overall sales. The Company has entered into an agreement with GTSI pursuant to which GTSI serves as the Company's exclusive federal reseller with respect to Government Services Administration (GSA) scheduled purchases, provided that GTSI purchases a specified minimum of the Company's products in 1998. GTSI is under no obligation, however, to purchase any products of the Company. If GTSI makes fewer purchases in 1998 than the Company anticipates, that would have a material adverse effect on the Company. See "Business -- Customers," "Business -- Strategy" and Note 2 of Notes to Consolidated Financial Statements.

MANAGEMENT OF GROWTH

         The anticipated growth in the size, geographic scope and complexity of the Company's business and development of its customer base are expected to place a significant strain on the Company's management, operations and capital needs. The Company's continued growth, if any, will require it to attract, motivate and retain additional highly skilled technical, managerial, consulting, sales and marketing personnel both in the United States and abroad, and will also require the Company to enhance its financial and managerial controls and reporting systems. There is no assurance that the Company can manage its growth effectively or that the Company will be able to attract and retain the necessary personnel to meet its business challenges. If the Company is unable to manage its growth effectively, the Company's business, financial condition and operating results would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEPENDENCE ON NEW PRODUCTS; MARKET ACCEPTANCE

         The Company's future success will be highly dependent upon its ability to develop, produce and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will be technically advanced or commercially successful due to the rapid improvements in computer technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to anticipate and manage risks associated with product transitions, effective product marketing, proper management of inventory levels in line with anticipated product demand and the timely manufacturing of products in appropriate quantities to meet anticipated demand. The Company currently has no other product lines, such as notebook computers or other computer related products, planned. The failure of the Company to develop, produce and market commercially viable products could result in the Company's business, operating results and financial condition being materially and adversely affected. See "Business -- Product Development" and "-- Products."

PRODUCT DEVELOPMENT RISKS

         The Company's product development efforts will continue to require substantial investments by the Company for third-party development, refinement and testing, and there can be no assurance that the Company will have the resources sufficient to make such investments. Participants in the PC industry generally rely on the creation and implementation of technology standards to win the broadest market acceptance for their products. The Company must successfully monitor and participate in the development of standards while continuing to differentiate its products in a manner valued by customers. Industry participants generally accept, and may encourage, the use of their intellectual property by third parties under license, nonetheless, when intellectual property owned by competitors or suppliers becomes accepted as an industry standard, the Company must obtain a license, purchase components utilizing such technology from the owners of such technology or their licensees, or otherwise acquire rights to use such technology. The failure of the Company to license, purchase or otherwise acquire rights to such technologies could result in the Company's business, operating results and financial condition being materially and adversely affected. See "Business -- Product Development" and " -- Products."

DEPENDENCE ON OUTSIDE PRODUCT ENGINEERING

         The Company currently has only a limited product development staff.
The Company has engaged GDA Technologies, Inc. (GDA), a provider of computer engineering services, to develop its new patent-pending NEXAR XPA technology and to implement this technology on several motherboards for use in its

XPA PCs. Although the Company believes that it could find and engage equivalent development and engineering services elsewhere within a reasonable period of time, or hire sufficient capable engineers to perform such development work in-house, the inability of GDA to adequately perform such services on a timely basis could have a material adverse effect on the Company. See "Business -- Product Development."

UNCERTAINTY REGARDING INTELLECTUAL PROPERTY RIGHTS

         The Company's success is dependent in large part upon its intellectual property rights. In September 1997, the United States Patent and Trademark Office issued the Company a patent covering the essential technology which enables the easy installation, removal and replacement of key components in the Company's original PCs, which was the predecessor to its XPA architecture. The Company has filed an additional patent application relating to the same technology covered by the patent which has issued.The Company has also filed ten domestic and foreign patent applications, the first in late 1996, covering its XPA technology. See "Business -- Intellectual Property". There can be no assurance that any patents will be issued pursuant to the pending or future patent applications of the Company. Even if issued, there can be no assurance that the patent which has issued or any future patents would survive a legal challenge to their validity or provide adequate protection. In addition, the Company has not conducted any formal study of prior art and, therefore, has not determined what effect any prior art may have on any such patents that may issue. The Company also relies on copyrights, unpatented trade secrets and trademarks to protect its proprietary technology. No assurance can be given that the Company's competitors will not independently develop or otherwise acquire substantially equivalent techniques or otherwise gain access to the Company's proprietary technology or that the Company can ultimately protect its rights to such proprietary technology. In addition, there can be no assurance that the Company will be able to afford the expense of any litigation which may be necessary to enforce its rights under any such patents that may issue. The Company also relies on confidentiality agreements with its collaborators, employees, advisors, vendors and consultants to protect its proprietary technology. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations. See
"Business -- Intellectual Property."

         In addition, the Company has been advised by counsel for NEXOR Ltd. ("NEXOR"), an electronic messaging software company based in the United Kingdom, that such company claims prior use of the name NEXOR and intends to oppose the Company's registration of its NEXAR trademark, which is currently pending before the United States Patent and Trademark Office. Such counsel has proposed an agreement pursuant to which, among other things, the parties would each consent to the other's use of their respective names so long as the respective parties do not market classes of goods or services falling within the other party's classes of goods or services. While the Company believes that it will be able to resolve this potential dispute and continue to use the NEXAR trademark on its current and anticipated products, there can be no assurance that an agreement with NEXOR acceptable to the Company will be reached. The failure to reach a satisfactory agreement could result in the inability of the Company to obtain registration for the name NEXAR and/or litigation with NEXOR. An adverse determination of any such litigation could result in the Company having to cease use of the NEXAR trademark, which could have a material adverse effect on the Company.

         Also, NexTrend Technologies, Inc., a manufacturer of computer hardware has filed a Notice of Opposition at the United States Patent and Trademark Office to the Company's application to register the NEXAR mark for instructional manuals in view of NexTrend's use of the NEXSTAR mark. NexTrend claims that the marks are confusingly similar and that, as between the two parties it used its NEXSTAR mark first. The Company has filed an answer to the Notice of Opposition denying these allegations. Nonetheless, if NextTrend were to prevail in this matter and then bring an action against Nexar for trademark infringement an adverse determination of such action could have a material adverse effect on Nexar.

POTENTIAL INFRINGEMENT OF PROPRIETARY TECHNOLOGY

         Although the Company believes that its products do not infringe patents or other proprietary rights of third parties, there can be no assurance that the Company is aware of all patents or other proprietary rights that may be infringed by the Company's products, that any infringement does not exist or that infringement may not be alleged by third parties in the future. If infringement is alleged, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that the Company would prevail in any related litigation. Patent litigation can be extremely protracted and expensive even if the Company ultimately prevails, and involvement in such litigation and related diversion of management attention and resources could have a material adverse effect on the business, results of operations and financial condition of the Company. See "Business -- Intellectual Property."

RISK OF TECHNOLOGICAL OBSOLESCENCE

         There can be no assurance that products or technologies of the Company's competitors will not render the Company's products or technologies noncompetitive or obsolete. Although the Company's product lines have been designed to forestall such obsolescence, there can be no assurance that the Company's products will be competitive with products offered by other manufacturers. In addition, delays in access to technology developed by competitors and suppliers could slow the Company's design and manufacture of components and subsystems that distinguish its products. If the Company is unable for technological or other reasons to develop and introduce new or enhanced products and services in a timely and effective manner, the Company's business, operating results and financial condition would be materially and adversely affected. See "Business -- Product Development" and " -- Products."

FORECASTING ISSUES

         Because of the pace of technological advances in the computer industry, the Company must introduce on a timely basis new products that offer customers competitive technologies while managing the production and marketing cycles of its existing products. Forecasting demand for newly-introduced products is complicated by the availability of different product models, which may include various types of built-in peripherals and software in certain markets. As a result, while overall demand may be in line with the Company's projections and manufacturing implementation, local market variations can lead to differences between expected and actual demand and resulting delays in shipment, which can affect the Company's financial results. See "Business -- Strategy" and " -- Products."

DEPENDENCE UPON THIRD PARTIES TO PERFORM SERVICE OBLIGATIONS

         All of the Company's products are sold with a three year limited warranty on hardware with one year on-site service. The Company currently lacks the capability to provide technical support for its PCs in the field and it and certain of its resellers have contracted with third party service providers, including Wang, to perform the Company's warranty obligations with respect to its products. These companies provide NEXAR's customers on-site hardware support, including diagnostics and repair and also provides telephone support for software products bundled with NEXAR's systems for a period of 90 days. While the Company and its resellers selected these providers based on its belief that these companies have the capability to perform these warranty obligations on a timely and efficient basis, the failure of these providers to meet the demands of the end-users of the Company's products could materially and adversely affect the reputation of the Company and its products, which in turn could result in lower sales and profits. See "Business -- Customer Service and Support."

DEPENDENCE ON MARKET SUCCESS OF THIRD PARTY CHANNEL DISTRIBUTION

         The Company does not sell its products directly to end-users, but relies instead on a variety of distribution channels, primarily distributors, value-added and other resellers, original equipment manufacturers (OEMs), systems integrators, direct response resellers, and independent dealers. The Company's revenue is dependent, among other things, upon the ability of these distribution channels to sell the Company's products to end-users. Factors affecting the ability of these distribution channels to develop and sell their products include competition, their ability to offer products that meet user requirements at acceptable prices and overall economic conditions in both the United States and foreign markets. The Company's business, results of operations and financial condition would be materially and adversely affected if these distribution channels are unsuccessful in selling the Company's products. See "Business -- Sales and Marketing."

RELIANCE ON SUPPLIERS; RISK OF DELAY

         The Company's manufacturing process requires a high volume of quality components that are procured from third party suppliers. Reliance on suppliers, as well as industry supply conditions generally, involves several risks, including the possibility of defective parts, a shortage of components, increases in component costs and reduced control over delivery schedules, any or all of which could adversely affect the Company's financial results. As part of the manufacturing process, the Company uses industry standard components for its products. Most of these components are generally available from multiple sources; however, the Company relies on two outside contractors to manufacture motherboards used in its PCs. In addition, the Company relies on a single supplier to produce its customized chassis and has several other single supplier relationships for less critical components, and the lack of availability of timely and reliable supply of components from these sources could adversely affect the Company's business. Also, the Company ultimately is reliant on major suppliers of key components, such as CPUs and chipsets sold by Intel, which are included in the Company's products, either at the request of a customer prior to shipment or by the Company's resellers. Occasionally, such components are subject to allocations and the Company has at times experienced difficulty in obtaining sufficient quantities of such products. In some cases, alternative sources of supply are not readily available for some of the Company's single-sourced components. In other cases, the Company may establish a working relationship with a single source, even when multiple suppliers are available, if the Company believes it is advantageous to do so due to performance, quality, support, delivery, capacity or price considerations. Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies could result in delays, which could adversely affect the Company's manufacturing processes and results of operations.

         The Company occasionally experiences delays in receiving certain components, which can cause delays in the shipment of some products to customers. There can be no assurance that the Company will be able to continue to obtain additional supplies of reliable components in a timely or cost-effective manner. See "Business -- Manufacturing."

RISKS ASSOCIATED WITH INVENTORY LEVELS

         Although the design of the NEXAR PC provides the Company with the ability to operate with reduced inventories of components and finished goods, shifts in technology and market demand may nevertheless result in excess inventory, declining inventory values or even obsolescence. Maintaining a low inventory level is dependent upon the Company's ability to achieve targeted revenue and product mix.

There can be no assurance that the Company will be able to maintain optimal inventory levels in future periods. See "Business -- Manufacturing."

DEPENDENCE ON KEY PERSONNEL

         The Company's future success depends to a significant extent on certain key personnel, including its Chairman and Chief Executive Officer, Albert J. Agbay, and its other executive officers and certain technical, managerial, consulting, sales and marketing personnel. The loss of the services of any of these individuals or group of individuals could have a material adverse effect on the Company's business,operating results and financial condition. See "Business --Strategy," "-- Products" and "Management."

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

         The Company's quarterly revenues, expenses and operating results are likely to vary considerably in the future. Such fluctuations can be traced to many factors, including the timing and terms of large transactions, delays in customer acceptance, delays in receiving components, the length of sales cycles, changes in the level of operating expenses, demand for the Company's products and services, the introduction of new products and product enhancements by the Company and its competitors, changes in customer budgets, competitive conditions in the industry and general economic conditions. For example, during the third quarter of 1997, the Company did not have in inventory and was unable to obtain on a timely basis sufficient quantities of key components to meet outstanding purchase orders, which caused the financial results for such period to be adversely affected. The Company budgets its product development and other expenses anticipating future revenues. If revenues fall below expectations, the Company's business, operating results and financial condition are likely to be materially and adversely affected because a proportionately smaller amount of the Company's expenses vary with its revenues. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon to predict future performance. Due to the foregoing factors, it is likely that, in some future quarters, the Company's operating results will fall below the market's or investors' expectations, and, in such event, the price of the Common Stock would likely be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

         The Company plans to expand its business into international markets. To date, the Company has minimal experience in marketing and distributing its products internationally and plans to establish alliances with sales representative organizations and resellers with particular experience in international markets. Accordingly, the Company's success in international markets will be substantially dependent upon the skill and expertise of such international participants in marketing the Company's products. There can be no assurance that the Company will be able to successfully market, sell and deliver its products in these markets. In addition, there are certain risks inherent in doing business in international markets, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability and fluctuations in currency exchange rates and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition or operating results. See "Business -- Sales and Marketing."

ITEM 2.  PROPERTIES.
--------------------

         The Company's headquarters and executive offices are located in a leased facility in Southborough, Massachusetts. The Southborough facility also serves as the base for NEXAR's sales, marketing, technical support, and general and administrative functions. The facility, totaling approximately 20,500 square feet, is leased through 2002. The annual rent under the terms of the lease agreement is approximately $422,000 per year. The Company believes that suitable additional or alternative space will be available, when needed, on commercially reasonable terms.

         The Company's manufacturing, engineering, and warehousing operations are located in a leased facility in Hayward, California, which is leased for a five year period expiring in August 2001, with a five year option to extend. The annual base rent under the lease agreement begins at approximately $288,000 in the first year and increases annually to approximately $528,000 in 2001. The Company is also responsible for the operating expenses and real estate taxes relating to the leased premises.


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

         As of the date of the filing of this report, the Company was not a party to any material legal proceedings, except as arise in the ordinary course of its business.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

         (a) The Company's common stock is traded on the Nasdaq National Market under the symbol "NEXR". The following table sets forth the high and low bid quotations for the Company's common stock on The Nasdaq Stock Market during the periods specified:

                                                High                     Low

         April 9, 1997* to June 30, 1997        $9.875                   $5.75
         Third Quarter 1997                     $7.375                   $3.875
         Fourth Quarter 1997                    $8.125                   $2.00
         ____________

         *The date of the commencement of the Company's initial public offering.

         As of February 28, 1998, the Company had approximately 52 stockholders of record. No cash dividends have been declared or paid by the Company since its inception. It is the policy of the Company to retain any cash flow for future business expansion. The Company anticipates no change in this policy in the foreseeable future.

         (b) The Company filed a Form SR with the Securities and Exchange Commission on July 18, 1997 reporting through June 30, 1997 the Company's use of proceeds from its initial public offering (under Form S-1 Registration Statement No. 333-18489; declared effective April 8, 1997) of its Common Stock, $0.01 par value. The Company registered and sold 2,500,000 shares of its common stock in such offering for aggregate gross proceeds of $22,500,000. Net proceeds after underwriting discounts and commissions and offering expenses were approximately $18,687,000. The managing underwriters of the offering were Sands Brothers & Co., Ltd. and Credit Lyonnais Securities (USA) Inc. As of September 30, 1997 the Company had utilized approximately $7,700,000 and approximately $8,388,000 of the net offering proceeds for repayment of indebtedness (to the Company's largest stockholder, Palomar Medical Technologies, Inc.) and working capital, respectively. During the quarter ended December 31, 1997, the Company utilized the balance of the net proceeds for working capital.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Management Discussion and Analysis of Financial Condition and Results of Operations." The information set forth below is not necessarily indicative of the results of future operations.


                                  SELECTED CONSOLIDATED FINANCIAL DATA

                              PERIOD FROM
                               INCEPTION
                               (MARCH 7,
                                 1995)
                                  TO
                              DECEMBER 31,        YEAR ENDED         YEAR ENDED
                                  1995        DECEMBER 31, 1996  DECEMBER 31, 1997
                              -----------     -----------------  -----------------
                              (In thousands except for shares and per share data)
Consolidated Statements
   of Operations
Data:
Net revenues                 $      619        $   18,695       $    33,608
Cost of revenues                    574            16,392            32,868
   Gross profit                      45             2,303               740

Operating expenses:
   Research and
    development                     104               803             1,551
   Selling and Marketing            581             4,819             7,291
   General and
    administrative                1,621             4,191             5,422
Total operating expenses          2,306             9,813            14,264


Interest Income, net                  -                 -               178

   Net Loss                  $   (2,261)       $   (7,510)      $   (13,346)

Net loss per common
 share:
   Basic                     $    (0.47)       $    (1.56)      $     (1.84)
   Diluted                         (.29)             (.98)            (1.32)

Weighted average
 common shares:
   Basic                      4,800,000         4,800,000         7,264,320
   Diluted                    7,672,920         7,672,920        10,116,600


Statement of Financial
   Position Data:
Working capital              $     582            $10,425          $  9,924
Total assets                      1,469            19,589            19,909
Long-term debt                    2,943            22,818               134
Stockholders' equity
  (deficit)                      (2,261)           (9,771)           11,139


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

     The following discussion provides information that management believes is relevant to an understanding of the Company's consolidated financial condition and results of operations. This discussion should be read in conjunction with the Company's Consolidated Financial Statements, the Notes thereto and the other financial information, included elsewhere in this report.

RESULTS OF OPERATIONS

     The Company was organized and commenced operations in March of 1995. The Company has focused on developing its products and its marketing and distribution strategies and did not generate material revenues until April 1996 when it began shipping its proprietary personal computers. Prior to April 1996 the Company only had minimal revenues from sales of a non-proprietary PC. In addition, the Company's operations through April 1996 consisted principally of start-up activity associated with the design, development, and marketing of its desktop PCs.

     The following table summarizes the results of the Company's operations for each of the past three years as a percentage of revenues. All percentage amounts were calculated using the underlying data in thousands.


                                   PERIOD FROM
                                    INCEPTION
                                 (MARCH 7, 1995)       YEAR ENDED DECEMBER 31,
                                 TO DECEMBER 31,
                                      1995                 1996         1997
                                 ---------------           ----         ----

Consolidated Statements of
Operations Data:

Net revenues                     100.0%                    100.0%        100.0%
Cost of revenues                  92.7%                     87.7%         97.8%
     Gross profit                  7.3%                     12.3%          2.2%

Operating expenses:
     Research and development     16.8%                      4.3%          4.6%
     Selling and Marketing        93.9%                     25.8%         21.7%
     General and administrative  261.9%                     22.4%         16.1%
Total operating expenses         372.5%                     52.5%         42.4%

Interest Income                    0.0%                      0.0%         20.5%

     Net Loss                   (365.3%)                   (40.2%)       (39.7%)


     The Company has generated significant operating losses since inception. During the fourth quarter of 1996 and the third quarter of 1997 the Company experienced revenue shortfalls due to delays in receiving certain key components necessary to meet outstanding purchase orders. In addition, the Company increased its spending year to year in its continuing effort to develop and bring new products to market.

YEAR ENDED DECEMBER 31, 1997 AND THE YEAR ENDED DECEMBER 31, 1996

NET REVENUES

     Net revenues increased 79.8% to $33.6 million for the year ended December 31, 1997 from $18.7 million for the comparable period ended December 31, 1996. The increase in net revenues was attributed to increase unit shipments of the Company's second generation upgradeable XPA PCs. Unit shipments increased 102.7% to approximately 37,500 from 18,500 for the same comparable year ended December 31, 1996. The increase in both net revenues and unit shipments reflects the growing acceptance and validation of the Company's proprietary technology.

     The unit volume growth that the Company experienced during 1997 was the result of the increased demand for the Company's product and the sales efforts aimed at establishing a broader customer base and increasing the penetration of existing customer accounts. The Company began shipping its patent-pending XPA systems in volume in November 1997.

GROSS PROFIT

     Gross profit as a percentage of net revenues was 2.2% in 1997, down from 12.3% in 1996. This decrease was due in part to an interruption in the supply of essential components from the Company's key supplier of its proprietary technology which resulted in lower than anticipated shipment levels and unabsorbed factory overhead cost attributed to the lower revenues during the third quarter of 1997, as well as the higher cost of components. The Company resumed full scale production in the fourth quarter with the sourcing of proprietary components from two new manufacturers.

OPERATING EXPENSES

     Operating expenses for the year ended December 31, 1997 decreased by 10.1% as a percentage of revenues. Operating expenses increased by 45.4% year to year as a result of the Company supporting its new products through advertising and promotional programs, and increased investment in the area of engineering, service and support of its increased product development efforts and growing customer base.

     Research and development costs increased as a percentage of revenues, to 4.6% for the year ended December 31, 1997 as compared to 4.3% for the year ended December 31, 1996. These expenses increased $0.7 million, or 93.2%, year to year as a result of the Company's introduction of its XPA PC in 1997.

     Sales and marketing expenses decreased, as a percentage of revenues, for the period ended December 31, 1997 to 21.7% as compared to 25.8% for the same period in 1996. These expenses increased $2.5 million, or 51.3%, from year to year as a result of increased efforts to establish its markets, distribution and reseller channels. The Company increased its presence in the market through increased spending in advertising, promotional programs and trade show attendance. During 1997, the sales organization was increased in an effort to generate and meet product demand and to increase regional coverage throughout the United States and Canada. The Company also established a relationship with an overseas distributor to market and sell its product in Europe. The Company anticipates its selling and marketing efforts will increase in connection with the introductions of new products, entry into new markets, expansion of its reseller channels, and more emphasis on its technical support and service.

     General and administrative expenses decreased, as a percentage of revenues, to 16.1% as compared to 22.4% for the years ended December 31, 1997 and 1996, respectively. However, general and administrative expenses increased 29.3% year to year in support of the Company's growth. These expenses included the hiring of additional staff, operating costs associated with managing the growth of the Company and a non-cash deferred compensation charge associated to employment contracts of certain key company executives.

YEAR ENDED DECEMBER 31, 1996 AND PERIOD FROM INCEPTION (MARCH 7, 1995) TO DECEMBER 31, 1995

NET REVENUES

     Net Revenues increased to $18.7 million for the year ended December 31, 1996 from $0.6 million for the period from inception to December 31, 1995. The majority of the revenues generated in 1995 were from the sale of non-proprietary PCs. The Company ceased the production of these PCs in June of 1995 to concentrate on the development of its upgradeable PCs. The increase in revenues during the year ended December 31, 1996 from the period ended December 31, 1995 was principally due to the introduction of the Company's first generation upgradeable PC in April 1996.

GROSS PROFIT

     Gross profit was $2.3 million, or 12.3% of net revenues, for the year ended December 31, 1996 as compared to $45,000, or 7.3% of net revenues, for the period ended December 31, 1995. The Company began full scale production of its initial upgradeable PCs during the second quarter of 1996. The increase in gross profit was primarily attributable to this introduction and initial volume shipments of the first generation upgradeable PC in April 1996.

OPERATING EXPENSES

     Research and development expenses consisted primarily of expenses incurred for the design and development of the Company's upgradeable PCs and a charge for management bonuses. Research and development expenses increased to $0.8 million or 672.1%, during the year ended December 31, 1996 as compared to $0.1 million for the period ended December 31, 1995. The primary reason for this increase was $0.4 million of management bonuses for 1996 which was funded by an affiliate of the Company.

     Selling and marketing expenses consisted primarily of salaries, commissions, consulting fees, trade show expenses, advertising and marketing costs and a charge for the management bonuses described above. Selling and marketing expenses increased 729.4% to $4.8 million for the year ended December 31, 1996 from $0.6 million for the period ended December 31, 1995. This increase in selling and marketing expenses was the result of the addition of sales and marketing personnel, related to establishing the Company's distribution channels, supporting the introduction of the Company's first generation upgradeable PC, and attendance at various trade shows.

     General and administrative expenses consisted primarily of expenses for finance, office operations, administration and general management activities including legal, accounting and other professional fees. General and administrative expenses increased 158.5% to $4.2 million for the year ended December 31, 1996 from $1.6 million for the period ended December 31, 1995. This increase in expenses during the year ended December 31, 1996 was attributable to additional expenditures for general and administrative expenses as a result of the Company's anticipated growth and a charge for management bonuses which was funded by an affiliate of the Company. For the years ended December 31, 1995 and 1996 litigation costs of $0.5 million and $1.4 million, respectively were included in the general and administrative expenses. These expenses represented the costs to settle potential claims against the Company.

LIQUIDITY AND CAPITAL RESOURCES

     On April 14, 1997, the Company completed its initial public offering (IPO) of 2,500,000 shares of common stock at a price of $9.00 per share. The proceeds raised amounted to approximately $18,687,000, net of the underwriter commissions and other offering costs totaling approximately $3,813,000. Subsequent to this offering the Company used a significant portion of these proceeds and issued additional common and preferred stock to Palomar (its parent prior to the IPO) to liquidate itself of all of its long term debt.

     The Company has been operating from its own working capital balance since the IPO. The Company's working capital for the year ended December 31, 1997 decreased to $9.9 million from $10.4 million for the comparable period ended December 31, 1996 primarily due to an unanticipated lower gross profit and its negative impact on the cash flow from operating activities. The Company's cash and cash equivalents position was $1.2 million, accounts receivables of $8.8 million and inventory of $5.0 million at December 31, 1997 as compared to cash and cash equivalents of $2.7 million, accounts receivables of $7.7 million and inventory of $6.1 million at December 31, 1996.

     On March 20, 1998 the Company issued 32,000 shares of Series B Convertible Preferred Stock at $100 per share for total gross proceeds of $3,200,000. The Series B Convertible Preferred Stock may be converted, in whole or in part, into a number of shares of the Company's common stock equal to $100 per share converted by a conversion price equal to the lesser of $3.25 per share or 75% of the average closing bid price of the Company's common stock in the five trading days prior to the date of conversion.

     The Company's capital requirements in connection with its development and marketing activities have been and will continue to be significant. The Company believes that amounts available from cash generated from operations and the recent sale of securities and future financing transaction which the Company believes it can consummate as necessary will be sufficient to meet the Company's cash requirements through at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's ability to manage working capital requirements and its growth rate. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products, or to respond to competitive pressures (see "Recent Developments" below). There can be no assurance that additional financing will be available when needed on terms favorable to the Company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance products or services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

RECENT DEVELOPMENTS

     During 1997 many computer manufacturers, including industry leader Compaq Computer, began offering PCs to home customers for less than $1,000. This has led to growth in the home PC market, but also increased pressure on price margins in the corporate, government and educational PC markets in which the Company primarily competes. Industry forecasters are predicting that prices for a wide range of PC hardware products will fall significantly during 1998 and profit margins for makers of corporate PC systems will generally decline. Although the Company believes that its relationships with its customers are good and that its focus on increasing sales through private brand OEM agreements and other strategic distribution agreements is a sound strategy for growth, there can be no assurance that the recent trends in the industry identified above will not have a material adverse effect on the Company and preclude it from achieving profitability in the foreseeable future. Due to these factors, management of the Company has determined that it is in the best interests of the Company and its stockholders to explore the possibility of entering into strategic alliances with larger industry participants. In March 1998, the Company engaged Southport Partners, L.P., an investment banking firm based in Southport, Connecticut, to provide advisory services to the Company concerning possible joint venture, licensing and other potential transactions. The Company is not currently engaged in any negotiations with respect to any such potential transaction nor has any determination been made by the Company whether to enter into any such transaction.

YEAR 2000

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products sold to customers for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

     The Company is also assessing the possible effects on the Company's operations of the year 2000 readiness of key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors, and, therefore, on the pro-per functioning of their information systems and software, means that failure to address year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

     Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-----------------------------------------------------

     The response to this section is set forth in a separate section of this report. See page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

     Not applicable, but see Item 14(b) of this report regarding the filing with the Commission of current reports on Form 8-Ks by the Company with respect to the change in the Company's independent auditors in 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company and their ages as of December 31, 1997 are as follows:

Name                                                       Age       Position
----                                                       ---       --------

Albert J. Agbay.....................................       49        Chairman of the Board, Chief Executive
                                                                     Officer and President

Gerald Y. Hattori...................................       46        Vice President of Finance, Chief Financial
                                                                     Officer and Treasurer

Michael J. Paciello.................................       46        Executive Vice President of Sales

Liaqat Y. Khan......................................       46        Executive Vice President of Manufacturing

E. Craig Conrad.....................................       39        Vice President of Marketing

Steven Georgiev.....................................       63        Director

Joseph E. Levangie..................................       52        Director

Buster C. Glosson...................................       55        Director

         Albert J. Agbay has been Chief Executive Officer and President of the Company since March 1995 and its Chairman of the Board of Directors since October 1995. From July 1994 to February 1995, Mr. Agbay served as Chief Executive Officer of Columbia Advanced Systems Corporation (Columbia Advanced Systems), a manufacturer of PCs and a subsidiary of Apaq, Inc., also a manufacturer of PCs. From August 1993 to July 1994, Mr. Agbay served as Chairman and Chief Executive Officer of Swan Technologies, Inc. (Swan), a direct response supplier of PCs and peripheral computer products. Swan filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in December 1994. From January 1990 to March 1993, Mr. Agbay served as President and Chief Executive Officer of Leading Edge Products, Inc. (Leading Edge), a manufacturer of PCs. From April 1988 to January 1990, Mr. Agbay served in senior management as Northeast Region General Manager for Panasonic Communications and Systems Company, a manufacturer of electronics and telecommunications products. From August 1985 to April 1989, Mr. Agbay worked for Panasonic Industrial Company, in its Computer Products Division as Northeast Region Manager and later assumed more territorial responsibility as Group General Manager, Eastern Region.

         Gerald Y. Hattori has been Vice President of Finance, Chief Financial Officer and Treasurer of the Company since October 1996. Prior to joining the Company, from September 1987 to September 1996, Mr. Hattori served as corporate controller at SIPEX Corporation, a manufacturer of analog semiconductors. Mr. Hattori previously held various corporate and divisional financial management positions from January 1974 to August 1987 at Sanders, a Lockheed Martin Company.

         Michael J. Paciello has been an Executive Vice President of the
Company since March 1995 and Executive Vice President of Sales since March 1998. From July 1994 to March 1995, Mr. Paciello served as Executive Vice President of Columbia Advanced Systems. From August 1993 to July 1994, Mr. Paciello served as Executive Vice President of Swan. Before joining Swan, Mr. Paciello served from October 1991 to August 1993 as Executive Vice President, and from January 1990 to October 1991 as Vice President of Sales, of Leading Edge.

         Liaqat Y. Khan has been Executive Vice President of Manufacturing for the Company since December 1996. He was Vice President of Manufacturing from September 1995 to November 1996. From May 1993 to August 1995, Mr. Khan served as Executive Vice President at Intelligent Computers and Technologies, Inc., a PC manufacturer which filed a petition for reorganization under Chapter 11 of the Bankruptcy Code in May 1995. From February 1991 to May 1993, he was Vice President of Manufacturing for Asina, Inc., which subsequently changed its name to Apaq, Inc., a computer products manufacturer. From August 1991 to February 1992 Mr. Khan served as Director of Manufacturing for Synergistic Computers, Inc., a desktop computer manufacturer. During this period, Mr. Khan was also President of A&M Research, a manufacturer of mechanical components for high tech applications.

         E. Craig Conrad is Vice President of Marketing for the Company, a position he has held since joining the Company in April 1996. From May 1995 to April 1996, Mr. Conrad served as the Director of Consumer Marketing for Digital Equipment Corporation in Maynard, Massachusetts. From May 1993 to April 1995, Mr. Conrad worked at IBM as Program Director of Consumer Desktop Brand Management for the Aptiva line of PCs and was a Director of Marketing Communications for AMBRA Computer Corporation, a subsidiary of IBM formed in 1993. From February 1990 to April 1993, Mr. Conrad was Director of Marketing at Leading Edge.

         Steven Georgiev has been a director of the Company since March 1995 and was Chairman of the Board of Directors from March 1995 to September 1995. He served as Chief Executive Officer of Palomar Medical Technologies, Inc. ("Palomar") from November 12, 1993 until May 1997. He was Chairman of the Board of Directors of Palomar from September 1991 to September 1997. Mr. Georgiev was a consultant to Dymed Corporation, (Dymed), Palomar's predecessor, from June 1991 until the September 1991 merger of Dymed with Palomar. Mr. Georgiev is a financial and business consultant to a variety of emerging, high growth companies. Mr. Georgiev has been a director of Excel Technology, Inc., a publicly-held company located in Hauppauge, New York, since October 1992, and was a director of Cybernetics Products, Inc., a publicly-held company, from August 1988 until January 1992. Mr. Georgiev was Chairman of the Board of Directors of Dynatrend, Inc. a publicly-traded consulting firm that he co-founded in 1972, until February 1989. Dynatrend, Inc. was subsequently acquired by EG&G, Inc., a publicly-held company. Mr. Georgiev is also Chairman of the Board of The American Materials and Technologies, Inc., a publicly-held company, a director of Senetek, Plc, a publicly held company, and a director of DynaGen, Inc., a publicly held-company.

         Joseph E. Levangie has been a director of the Company since March 1995. He was a consultant to Dymed from June 1991, until its merger with Palomar, at which time he became Palomar's part-time Chief Financial Officer, a position he held until December 1992. Mr. Levangie was a director of Palomar from 1991 to February 1997. Mr. Levangie is also Chief Executive of JEL & Associates, a private financial consulting firm which he founded in 1980. Currently Mr. Levangie serves as a director for GreenMan Technologies, Inc., a publicly-held company.

         Buster C. Glosson has been a director of the Company since December 1996. From 1965 until June 1994, he was an officer in the United States Air Force (USAF). Most recently, he served as a Lieutenant General and Deputy Chief of Staff for plans and operations, Headquarters USAF, Washington, D.C. Mr. Glosson is a veteran of combat missions in Vietnam and, during the Gulf War, he commanded the 14th Air Force Division and was the architect of the Gulf War Air Campaign. In 1994 he founded and has since served as President of Eagle Ltd., a consulting firm concentrating on international business opportunities in the high-technology arena. He is also Chairman and CEO of Alliance Partners Inc., an investment holding company developing international oil and power projects. He has also served as a director of GreenMan Technologies, Inc., a publicly-held company, since August 1994, of The American Materials and Technologies, Inc., and of Skysat Communications Network Corporation, a publicly-held company, since July 1996.


EXECUTIVE OFFICERS

         Executive officers of the Company are elected by the Board of Directors on an annual basis. There are no family relationships among any of the executive officers or directors of the Company.

SECTION 16(A) COMPLIANCE

         This information is incorporated by reference to the "Compliance with
Section 16(a) of the Exchange Act" section of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

         This information is incorporated by reference to the "Executive Compensation" section of the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

         This information is incorporated by reference to the "Stock Ownership of Directors and Executive Officers" section of the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------


CONVERSION OF PALOMAR DEBT AND ESCROW OF CONTINGENT SHARES

     The net income after taxes, total revenues and per share value of the Common Stock milestones set forth below are not intended to and do not in any manner constitute a forecast, projection or expectation of the Company or its management for the Company's future results of operations or appreciation in the value of Common Stock. See Item 1. "Business--Forward Looking Statements; Cautionary Statement" and "Business-Risk Factors."

     Palomar and its wholly-owned subsidiary Palomar Electronics Corporation ("PEC") provided all of the Company's funds for operations prior to the IPO in the form of non-interest bearing loans. The total amount of funds provided by Palomar and PEC was $20,792,998 and $2,025,000, respectively, through December 31, 1996.

     On March 31, 1997 the Company entered into an agreement with Palomar (the "Agreement") whereby upon the closing of the IPO, $8,249,549 of such indebtedness was to be repaid to Palomar, $4,568,449 converted into 45,684 shares of Convertible Preferred Stock with the terms described below, and $10,000,000 converted into 1,900,000 shares of the Common Stock, of which 700,000 shares were issued without restriction. During 1997 Palomar agreed to pay $1,000,000 of management bonuses for services rendered to the Company in 1996, which was treated as a contribution to the Company's capital by offset of the amounts due Palomar under the Agreement. The Company contends that subsequent to the date of the Agreement, Palomar agreed to a modification to the Agreement to the effect that Palomar would make, by reduction of the amounts due Palomar in cash, additional capital contributions to the Company in the aggregate amount of $3,132,654. Palomar has claimed that such modification was unauthorized and therefore not binding. Although the Company believes it has strong grounds to support its position, the $3,132,654 was not recorded as of December 31, 1997. Nexar paid Palomar $6,700,000 during 1997 pending resolution of this matter.

     Pursuant to the Agreement, the balance of 1,200,000 shares of the Common Stock (the "Contingent Shares") are subject to mandatory repurchase, in whole or in part, by the Company at $0.01 per share after the 48 month anniversary of the IPO unless earlier released from escrow as described below. Palomar sold the Contingent Shares for $5,000 in December 1997 subject to the Company's repurchase rights described below. The Contingent Shares were placed in escrow, subject to release to the holder thereof in installments of 400,000 shares each (upon achievement of any 3 of the 4 milestones specified below; none, some, or all (other than with respect to 1997 which were not achieved) of which may occur) as follows: (a) if the Company achieves $7,000,000 in net income after taxes or $100 million in total revenues for the fiscal year ended December 31, 1997; (b) if the Company achieves $14,000,000 in net income after taxes or $200 million in total revenues for the fiscal year ended December 31, 1998; (c) if the Company achieves $21,000,000 in net income after taxes or $300 million in total revenues for the fiscal year ended December 31, 1999; and (d) if the Company achieves $28,000,000 in net income after taxes or $400 million in total revenues for the fiscal year ended December 31, 2000.

     Alternatively, all of the Contingent Shares will be released to the holder thereof immediately upon the happening of any one of the following: (x) if the average per share market value closing bid price of the Company's Common Stock is (i) $20.25 for ten consecutive trading days at any time prior to the 24-month anniversary of the IPO, or (ii) $24.75 for ten consecutive trading days at any time prior to the 36-month anniversary of the IPO, or (iii) $29.25 for ten consecutive trading days at any time prior to the 48-month anniversary of the IPO; or (y) if the Company achieves $70,000,000 in cumulative net income after taxes for the four fiscal years ended December 31, 2000, or if the Company is party to any merger (other than a merger with a subsidiary or in which the Company is the survivor and "acquiror"), a sale of substantially all assets of the Company or similar change in control transaction.

     If any or all of the alternative conditions for release of the Contingent Shares has not occurred by the 48-month anniversary of the IPO, the balance of the Contingent Shares in escrow at such time shall be repurchased by the Company as described above.

     The 45,684 shares of Convertible Preferred Stock issued to Palomar upon the closing of the IPO are convertible into an aggregate of 406,080 shares of Common Stock at the option of the holder thereof. Prior to any such conversion, the holders of shares of such Convertible Preferred Stock shall have voting rights equal to the number of shares of Common Stock on an "as-converted" basis on the record date of any matter voted on by the stockholders of the Company.

OTHER RELATED PARTY TRANSACTIONS

  The Company's initial upgradable PCs were shipped with motherboards based on technology previously licensed from Technovation Computer Labs, Inc. (Technovation), a Nevada corporation which, to the best of the Company's knowledge, was owned by Babar I. Hamirani, a former executive officer of the Company whose employment was terminated by the Company on November 29, 1996. The Company acquired all such technology and a patent application related thereto, and settled all claims between Mr. Hamirani and the Company, on April 1, 1997 pursuant to an Asset Purchase and Settlement Agreement by and among Mr. Hamirani, Technovation, the Company and Palomar dated as of February 28, 1997 (the "Asset Purchase and Settlement Agreement"). Pursuant to the Asset Purchase and Settlement Agreement and a separate asset purchase agreement between the Company and Palomar, Palomar acquired the subject technology and then conveyed such technology to the Company.

  Comtel Corporation ("Comtel"), formerly a wholly-owned subsidiary of Dynaco Corporation (a wholly-owned subsidiary of Palomar), is a contract manufacturer of PC modem cards and PC boards. In the year ended December 31, 1997, the Company purchased components from Comtel for consideration in the approximate amount of approximately $2,600,000. The Company believes that all of its transactions with Comtel were on terms no less favorable to the Company than could be obtained from unaffiliated parties.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
---------------------------------------------------------------------------

(a)  Financial Statements, Schedules and Exhibits

1.       Financial Statements:



                                                                                                            Page
                                                                                                            ----

Reports of Independent Certified Public Accountants                                                         F-2 to F-3

Consolidated Balance Sheets as of December 31, 1997 and 1996                                                F-4


Consolidated Statements of Operations for the Period from Inception (March 7,
1995) to December 31, 1995 and for the Years Ended December 31, 1996 and 1997                               F-5



Consolidated Statements of Stockholders' Equity (Deficit) for the Period from
Inception (March 7, 1995) to December 31, 1995 and for the Years Ended
December 31, 1996 and 1997                                                                                  F-6

Consolidated Statements of Cash Flows for the Period from Inception (March 7,
1995) to December 31, 1995 and for the Years Ended December 31, 1996 and 1997                               F-7

Notes to Consolidated Financial Statements                                                                  F-8 to F-34



2.       Financial Statement Schedule:

Not applicable

3. Exhibits: See Index to Exhibits and Financial Statement Schedules appearing in (c) below.


(b)      Reports on Form 8-K:

         (i) The Company filed a Form 8-K with the Commission on November 17, 1997 reporting the resignation of Arthur Andersen LLP as its independent auditors.

         (ii) The Company filed a Form 8-K with the Commission on December 29, 1997 reporting the appointment of BDO Seidman, LLP as its new independent auditors.

(C)      EXHIBITS

               INDEX TO EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


         Certain of the following exhibits are filed herewith. Certain other of the following exhibits (denoted by *, **, or ***) have heretofore been filed with the Commission and are incorporated herein by reference.



No.      Document
---      --------

3.1      Restated Certificate of Incorporation of the Registrant

3.2      Certificate of Designation of the Series B Convertible Preferred Stock

*3.3     Amended and Restated By-laws of the Registrant

4.1      Articles Fourth, Seventh, Eight, Ninth, Tenth, Eleventh, Twelfth and
         Fifteenth of the Restated Certificate of Incorporation of the Registrant (included in Exhibit 3.1)

*4.2     Articles II, III, IV, V, VI, VII, VIII, IX, X, XIV, XXII, XXVI,
         XXVII, of the Registrant's By-laws, as amended (included in Exhibit
         3.3)

*4.3 Registration Rights Agreement dated as of December 18, 1996 between the Registrant and the Travelers Insurance Company

*4.4 Registration Rights Agreement dated as of December 31, 1996 between the Registrant and GFL Advantage Fund Limited.

**10.1   Lease dated as of July 28, 1995 between the Registrant and Deerfoot
         LLC.

*10.2    Lease dated as of August 9, 1996 between the Registrant and IBG
         Huntwood Associates, a California general partnership

*10.3    International Service Agreement between the Registrant and Wang
         Laboratories, Inc. dated September 1, 1996

*10.4    On-Site Maintenance & Service Agreement between the Registrant and
         Wang Laboratories, Inc. dated October 2, 1995

+*10.5   1995 Stock Option Plan, as amended

+*10.6   1996 Employee Stock Purchase Plan

+*10.7   1996 Non-Employee Directors Stock Option Plan

+*10.8   Key Employee Agreement between the Registrant and Albert J. Agbay

+*10.9   Key Employee Agreement between the Registrant and Gerald Y. Hattori

+*10.10  Key Employee Agreement between the Registrant and Michael J. Paciello

+*10.11    Key Employee Agreement between the Registrant and Liaqat Y. Khan

+*10.12 Amendment to Key Employee Agreement between the Registrant and Albert J. Agbay

+***10.13  Key Employee Agreement between the Registrant and E. Craig Conrad

+***10.14  Amendment to Key Employee Agreement between the Registrant and
           Gerald Y. Hattori

+*10.15 Amendment to Key Employee Agreement between the Registrant and Michael J. Paciello

+*10.16 Amendment to Key Employee Agreement between the Registrant and Liaqat Y. Khan

*10.17     Warrant Agreement between the Registrant and Sands Brothers & Co.,
           Ltd.

21.1       List of Registrant's subsidiaries

23.1       Consent of Arthur Andersen LLP

27.1       Financial Data Schedule for the Year Ended December 31, 1997

27.2       Restated Financial Data Schedule for the Nine Months Ended September
           30, 1997

27.3       Restated Financial Data Schedule for the Six Months Ended June 30,
           1997

27.4       Restated Financial Data Schedule for the Three Months Ended March 31,
           1997

27.5       Restated Financial Data Schedule for the Year Ended December 31, 1996

27.6       Restated Financial Data Schedule for the Nine Months Ended September
           30, 1996
___________________

+          Management compensatory plan or arrangement.
* Incorporated by reference to exhibit filed with Registrant's Registration Statement on Form S-1 (File No. 333-18489).
** Incorporated by reference to exhibit filed with Registrant's quarterly report on Form 10-Q filed on August 13, 1997.
*** Incorporated by reference to exhibit filed with Registrant's quarterly report on Form 10-Q filed on November 13, 1997.


(D)      FINANCIAL STATEMENT SCHEDULES:

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.


                                     NEXAR TECHNOLOGIES, INC.

                                     By  /s/ Albert J. Agbay
                                         --------------------------------------
                                         Albert J. Agbay
                                         Chief Executive Officer, President and
                                         Chairman of the Board



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on the dates indicated.


Signature                                    Title(s)                                            Date
---------                                    --------                                            ----

/s/ Albert J. Agbay                          Chief Executive Officer (Principal                  March 30, 1998
--------------------------                   Executive Officer), President and
Albert J. Agbay                              Chairman of the Board of Directors

/s/ Gerald Y. Hattori                        Vice President of Finance, Chief Financial          March 30, 1998
--------------------------                   Officer (Principal Financial and
Gerald Y. Hattori                            Accounting Officer) and Treasurer

/s/ Steven Georgiev                          Director                                            March 30, 1998
--------------------------
Steven Georgiev

/s/ Joseph E. Levangie                       Director                                            March 30, 1998
--------------------------
Joseph E. Levangie

/s/ Buster C. Glosson                        Director                                            March 30, 1998
--------------------------
Buster C. Glosson

                                                        NEXAR TECHNOLOGIES, INC.
                                                                  AND SUBSIDIARY

                                                                        CONTENTS
================================================================================


Reports of independent public accountants                             F-2 to F-3

Consolidated balance sheets as of December 31, 1996 and 1997                 F-4

Consolidated statements of operations for the period from
 inception (March 7, 1995) to December 31, 1995 and for the
 years ended December 31, 1996 and 1997                                      F-5

Consolidated statements of stockholders' equity (deficit)
 for the period from inception (March 7, 1995) to December 31,
 1995 and for the years ended December 31, 1996 and 1997                     F-6

Consolidated statements of cash flows for the period from
 inception (March 7, 1995) to December 31, 1995 and for the
 years ended December 31, 1996 and 1997                                      F-7

Notes to consolidated financial statements                           F-8 to F-34

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Nexar Technologies, Inc.
Southborough, Massachusetts

We have audited the accompanying consolidated balance sheet of Nexar Technologies, Inc. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexar Technologies, Inc. and subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                                BDO Seidman, LLP




Boston, Massachusetts
February 13, 1998 (except for
Note 10 which is as of
March 20, 1998)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Nexar Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Nexar Technologies, Inc. (a Delaware corporation and majority-owned subsidiary of Palomar Medical Technologies, Inc.) and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from inception (March 7, 1995) to December 31, 1995 and for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nexar Technologies, Inc. and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the period from inception (March 7, 1995) to December 31, 1995 and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 24, 1997 (except with respect
to the purchased technology matter
discussed in Note 2 as to which
the date is February 28, 1997)

                                                                                              Nexar Technologies, Inc.
                                                                                                        and Subsidiary

                                                                                           Consolidated Balance Sheets
                                                                                                              (Note 2)

======================================================================================================================

December 31,                                                                                 1996                 1997
----------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                            2,738,983            1,184,333
   Restricted cash                                                                              -              630,000
   Accounts receivable, net of allowances of $604,000 and
    of $1,970,000 in 1996 and 1997, respectively (Note 4)                               7,747,007            8,832,312
   Inventories                                                                          6,112,821            4,973,272
   Prepaid expenses and other                                                             368,040            2,190,647
----------------------------------------------------------------------------------------------------------------------

     Total current assets                                                              16,966,851           17,810,564

Property and equipment, net                                                               254,812              809,763

Purchased technology, less accumulated amortization of $458,340 in 1997                 1,375,000              916,660

Other assets                                                                              992,458              372,072

                                                                                      $19,589,121         $ 19,909,059
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
   Accounts payable (Note 4)                                                            4,537,052            6,177,166
   Accrued expenses (Note 5)                                                            2,005,244            1,189,352
   Due to related parties (Note 4)                                                              -              461,584
   Current maturities of obligations under capital lease (Note 7)                               -               58,492
----------------------------------------------------------------------------------------------------------------------

     Total current liabilities                                                          6,542,296            7,886,594

Due to related parties (Note 4)                                                        22,817,998                    -

Deferred compensation (Note 7)                                                                  -              750,000

Obligations under capital lease, less current maturities (Note 7)                               -              133,613
----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                 29,360,294            8,770,207
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 3, 7, 8, 9 and 10)

Stockholders' equity (deficit) (Notes 3, 4 and 10):
   Preferred stock, $.01 par value; authorized 10,000,000
    shares; no shares issued at December 31, 1996 and 45,684 shares issued
    and outstanding at December 31, 1997 stated at liquidation preference value                 -            4,568,400
    Common stock, $.01 par value; authorized 30,000,000 shares;
    4,800,000 and 9,488,715 shares issued and outstanding at
    December 31, 1996 and 1997, respectively                                               48,000               94,887
   Additional paid-in capital                                                             (47,600)          29,593,518
   Accumulated deficit                                                                 (9,771,573)         (23,117,953)
-----------------------------------------------------------------------------------------------------------------------

     Total stockholders' equity (deficit)                                              (9,771,173)          11,138,852
----------------------------------------------------------------------------------------------------------------------

                                                                                      $19,589,121         $ 19,909,059
------------------------------------------------------------------------------------------------------------------------
                                                            See accompanying notes to consolidated financial statements.

                                       F-4

                                                                                              Nexar Technologies, Inc.
                                                                                                        and Subsidiary

                                                                                  Consolidated Statements of Operations
                                                                                                                (Note 2)

========================================================================================================================
                                                          Period from
                                                           Inception
                                                        (March 7, 1995) to                      Year Ended
                                                           December 31,               December 31,        December 31,
                                                            1995                        1996                 1997
--------------------------------------------------------------------------------------------------------------------------
Net revenues (Note 4)                                           619,629              $18,695,364          $ 33,608,063

Cost of revenues (Note 4)                                       574,611               16,392,483            32,867,912
--------------------------------------------------------------------------------------------------------------------------
     Gross profit                                                45,018                2,302,881               740,151
--------------------------------------------------------------------------------------------------------------------------

Operating expenses:
   Research and development                                     104,383                  803,186             1,551,418
--------------------------------------------------------------------------------------------------------------------------
   Selling and marketing                                        581,482                4,819,379             7,290,766
   General and administrative                                 1,620,587                4,190,455             5,422,381
--------------------------------------------------------------------------------------------------------------------------

     Total operating expenses                                 2,306,452                9,813,020            14,264,565
--------------------------------------------------------------------------------------------------------------------------

Operating loss                                               (2,261,434)             (7,510,139)           (13,524,414)

Interest income, net of interest expense
 of $2,338 in 1997                                                    -                        -               178,034
--------------------------------------------------------------------------------------------------------------------------
Net loss                                                    $(2,261,434)             (7,510,139)          $(13,346,380)
--------------------------------------------------------------------------------------------------------------------------


Net loss per share of common stock:
 Basic                                                            $(.47)                 $(1.56)                $(1.84)
 Diluted                                                          $(.29)                 $ (.98)                $(1.32)
--------------------------------------------------------------------------------------------------------------------------
                                                              See accompanying notes to consolidated financial statements.



                                                                                                            Nexar Technologies, Inc.
                                                                                                                      and Subsidiary


                                                                           Consolidated Statements of Stockholders' Equity (Deficit)
                                                                                                                 (Notes 3, 4 and 10)

===================================================================================================================================

                                                 Preferred Stock       Common Stock                                      Total
                                             ---------------------   -------------------   Additional                 Stockholders'

                                             Number of     $0.01     Number of    $0.01     Paid-in      Accumulated     Equity
                                              Shares     Par Value    Shares    Par Value   Capital       Deficit       (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Initial issuance of common stock,
 March 7, 1995                                  -         $  -      4,800,000   $48,000   $  (47,600) $         -               400
   Net loss                                                             -           -            -       (2,261,434)     (2,261,434)

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                          4,800,000    48,000      (47,600)    (2,261,434)     (2,261,034)

   Net loss                                                             -           -              -     (7,510,139)     (7,510,139)

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                      -            -      4,800,000    48,000      (47,600)    (9,771,573)     (9,771,173)


   Initial public offering of 2,500,000
    shares of common stock at $9.00 per share,
    net of $3,812,716 in offering costs         -            -       2,500,000   25,000   18,662,284           -         18,687,284

   Contribution of capital                      -            -           -          -      1,000,000           -          1,000,000

   Conversion of $4,568,449 of related party
    debt to 45,684 shares preferred stock    45,684     4,568,400        -           -              49         -          4,568,449

   Conversion of $10,000,000 of related
    party debt to 700,000 shares common stock    -           -        700,000     7,000      9,993,000         -         10,000,000

   Issuance of 1,200,000 shares of common
    stock to be held in escrow                   -           -      1,200,000    12,000        (12,000)        -                -

   Issuance of 288,715 shares of common stock
    exercised under incentive stock options      -           -        288,715     2,887         (2,215)        -               672

   Net loss                                      -           -           -          -              -      (13,346,380)  (13,346,380)

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                   45,684  $4,568,400     9,488,715  $ 94,887    $29,593,518   $(23,117,953) $ 11,138,852
-----------------------------------------------------------------------------------------------------------------------------------

                                                                        See accompanying notes to consolidated financial statements.


                                                                                                            Nexar Technologies, Inc.
                                                                                                                      and Subsidiary

                                                                                               Consolidated Statements of Cash Flows

====================================================================================================================================

                                                                                                          Year Ended
                                                                   Period From Inception   -----------------------------------------
                                                                    (March 7, 1995) to       December 31,          December 31,
                                                                    December 31, 1995            1996                  1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                            $(2,261,434)           (7,510,139)         $ (13,346,380)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
       Litigation costs                                                    500,000             1,375,000                  -
       Management bonuses to be paid by Palomar                             -                  1,000,000                  -
       Depreciation and amortization                                         2,119                33,166                616,799
       Deferred compensation                                                -                     -                     750,000
       Provision for doubtful accounts                                      -                     -                   1 366,000
       Loss on barter transaction                                           -                     -                      69,000
       Changes in operating assets and liabilities:
          Restricted cash                                                   -                     -                    (630,000)
          Accounts receivable                                             (327,471)           (7,419,536)            (2,451,305)
          Inventories                                                       (8,432)           (6,104,389)              (656,080)
          Prepaid expenses and other current assets                        (52,150)             (315,890)               (96,578)
          Accounts payable                                                 178,154             4,358,898              1,640,114
          Accrued expenses                                                 109,333             1,162,911               (129,433)
------------------------------------------------------------------------------------------------------------------------------------

              Net cash used in operating activities                     (1,859,881)          (13,419,979)           (12,867,863)
------------------------------------------------------------------------------------------------------------------------------------

Cash flow from investing activities:
   Purchases of property and equipment                                    (102,793)             (187,304)              (662,110)
   Inrease in other assets                                                   -                  (306,000)              (116,773)
------------------------------------------------------------------------------------------------------------------------------------

          Net cash used in investing activities                           (102,793)             (493,304)              (778,883)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Capital lease obligation                                                   -                     -                   192,105
   Due to related parties                                                2,942,892             15,671,648            (6,787,965)
   Net proceeds from issuance of common stock                                  400                  -                18,687,956
------------------------------------------------------------------------------------------------------------------------------------

          Net cash provided by financing activities                      2,943,292             15,671,648            12,092,096
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       980,618              1,758,365            (1,554,650)
Cash and cash equivalents, beginning of period                              -                     980,618             2,738,983
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                $  980,618             $2,738,983            $1,184,333
------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of noncash investing
 and financing activities:
   Deferred offering costs                                              $      -               $  686,459           $  (686,459)
   Purchase of technology                                               $      -               $1,375,000           $      -
   Conversion of related party debt to common and preferred stock       $      -               $     -              $14,568,449
   Contribution of capital recorded as reduction to related party debt  $      -               $     -              $ 1,000,000
------------------------------------------------------------------------------------------------------------------------------------

Cash paid for:
   Interest                                                             $      -               $     -              $     2,338
   Income taxes                                                         $      -               $     -              $      -
------------------------------------------------------------------------------------------------------------------------------------

                                                                        See accompanying notes to consolidated financial statements.

                                                  Nexar Technologies, Inc.
                                                            and Subsidiary

                                Notes to Consolidated Financial Statements

==========================================================================
1.     Operations and    Nexar Technologies, Inc. (the Company or Nexar)
       Organization      manufactures and markets a new category of high-
                         quality personal computer systems that offer consumer and business users flexibility and investment protection through customization and upgradeability. Headquartered in Southborough,
                         Massachusetts, Nexar sells its systems
                         through national and regional value-added resellers (VARs), distributors and system integrators.

                         Nexar was incorporated in Delaware on March 7, 1995. The Company was a majority-owned subsidiary of Palomar Electronics Corporation (PEC) through December 10, 1997. PEC is a subsidiary of Palomar Medical Technologies, Inc. (Palomar).

                         The Company is in the early stage of development, and as such, success of future operations is subject to a number or risks similar to those of other companies in the same stage of development. Principal among these risks are the successful development and marketing of its products, short product life cycles, reliance on a significant customer the need to achieve profitable operations, intense competition from substitute products and significantly larger companies, and the ability to obtain additional financing to fund future operations.

2.     Summary of        The accompanying consolidated financial statements
       Significant       reflect the application of certain accounting policies
       Accounting        described below in the accompanying notes to
       Policies          consolidated financial statements.

       Cash Equivalents  The Company considers all investments with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in certificates of deposit and money market funds.

       Restricted Cash   Restricted cash of $630,000 at December  31, 1997
                         relates to funds held in connection with letters of credit for certain international purchase commitments.

       Net Loss per      The Company follows, Statement of Financial Accounting
       Share of Common   Standards (SFAS) No. 128, Earnings per Share, issued by
       Stock             the Financial Accounting Standards Board. Under SFAS
                         No. 128, the basic and diluted net loss pershare of common stock for the year ended December 31, 1996 and 1997 is computed by dividing the net loss by the weighted average number of common shares outstanding during the period, including stock options issued at nominal amounts within 12 months of the Company's initial public offering.

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Net Loss per                 The weighted average number of common shares
       Share of Common              outstanding is summarized as follows:
       Stock
       (Continued)                  December 31,                                  1995            1996            1997
                                    -------------------------------------------------------------------------------------
                                    Denominator for basic loss per share:
                                     Weighted average common stock
                                      shares outstanding                         4,800,000     4,800,000       7,264,320

                                    Potential dilutive Common Shares:
                                     Common stock stock options issued at
                                      nominal amounts within 12 months of IPO    2,872,920     2,872,920       2,852,280
                                    -------------------------------------------------------------------------------------
                                    Denominator for diluted
                                     loss per share                              7,672,920     7,672,920      10,116,600
                                    -------------------------------------------------------------------------------------

                                    Stock options issued at nominal amounts
                                    within 12 months prior to the Company's
                                    Initial Public Offering (IPO) are considered outstanding for all periods presented for the diluted calculation in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 98. The Company's convertible preferred stock and other convertible instruments are not considered outstanding for the diluted calculation since their effect is antidilutive. The weighted average number of common shares outstanding excludes 1,200,000 shares of common stock subject to a contingent repurchase right of the Company. The 1,200,000 shares will only be released upon the attainment of certain revenue, net income and stock price milestones, as defined in an agreement between Palomar and the Company. At December 31, 1997, such conditions were not satisfied.

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================

2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Principles of     The accompanying consolidated financial statements
       Consolidation     include the accounts of the Company and its wholly
                         owned subsidiary, Intelesys Corporation (a Delaware corporation). All significant intercompany balances and transactions have been eliminated in consolidation.

       Use of Estimates  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Revenue           The Company generally recognizes product revenue upon
       Recognition       shipment. The Company has established programs which,
                         under specified conditions, provide price protection and or enable customers to return products. The effects of these programs are estimated and current period revenue and cost of revenue are reduced accordingly.

                         During the year ended December 31, 1996, the Company recognized revenue totaling approximately $2,500,000 for products whose title passed to a customer and such customer instructed the Company to hold the product at its manufacturing facility on the customer's behalf. Subsequent to December 31, 1996 all of this product had been shipped to this customer. Included in accounts receivable at December 31, 1996 is approximately $160,000 due from this customer related to this transaction. The Company has recognized this revenue in accordance with the SEC Accounting and Auditing Enforcement Release No. 108.

       Warranty Cost     Provisions are made at the time of sale for warranty
                         costs expected to be incurred.

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Inventories                  Inventories are stated at the lower of cost
                                    (first-in, first-out) or market and consist of the following:

                                    December 31,                                          1996                 1997
                                    ----------------------------------------------------------------------------------
                                    Raw materials                                      $4,739,097           $4,519,241
                                    Work-in-process                                       244,230              110,364
                                    Finished goods                                      1,129,494              343,667
                                    ----------------------------------------------------------------------------------
                                                                                       $6,112,821           $4,973,272
                                    ----------------------------------------------------------------------------------

                                    Work-in-process and finished goods
                                    inventories consist of material, labor and manufacturing overhead.

                                                        Nexar Technologies, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================



2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Property and                 Property and equipment are stated at cost.
       Equipment                    The Company provides for depreciation and
                                    amortization on property and equipment using the straight-line method over the assets estimated useful lives. The cost of property and equipment and their estimated useful lives are summarized as follows:

                                                                               Estimated
                                    December 31,                               Useful Life          1996          1997
                                    ----------------------------------------------------------------------------------
                                    Machinery and equipment                        5 years      $112 705      $152 237
                                    Computer equipment                             5 years        80 744       127 837
                                    Furniture and fixtures                         5 years        47 718       212 331
                                    Leasehold improvements                   Life of lease        48 930       279 548
                                    Furniture under capital lease             5 to 7 years             -       180 254
                                    ----------------------------------------------------------------------------------
                                                                                                 290 097       952 207
                                    Less accumulated depreciation
                                     and amortization                                             35 285       142 444
                                    ----------------------------------------------------------------------------------
                                                                                                $254 812      $809 763
                                    ----------------------------------------------------------------------------------

       Purchased                   On February 28, 1997, Palomar and the Company
       Technology                  entered into an Asset Purchase and Settlement
                                   Agreement (the Agreement) with a former
                                   executive and technology Licensor. Under the terms of the Agreement, Palomar agreed to pay the former executive and certain of his affiliates $1,250,000 in cash and deliver
                                   $1,500,000 worth of Palomar's common stock in exchange for all right, title and interest in and to all the technology licensed under the Company's license agreement with the Licensor, a patent application related thereto, and a complete release and settlement of all claims between this former executive and the Company.

                                                        Nexar Technologies, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Purchased                    Palomar acquired the subject technology
       Technology                   and conveyed such technology to the Company
       (Continued)

                                    Palomar assigned to the Company all of its rights and title in the technology received under the Agreement and charged to the Company the costs totalling $2,750,000 associated with the purchase of the technology. The Company allocated $1,375,000 of the consideration to litigation expense, which is included in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 1996. The remaining consideration totaling $1,375,000 was allocated to the purchase of the technology as of December 31, 1996 and is being amortized over the technology's estimated useful life of three years. The allocation of the purchased technology was based on the value of anticipated royalty payments due to the Licensor over a three year period ending December 31, 1999.

                                    The Company has included $2,750,000 in due to related parties at December 31, 1996 in connection with this settlement.

       Other Assets                 At December 31, 1996, the Company had
                                    incurred costs of approximately $686,000 in connection with the proposed initial public offering of the Company's common stock.
                                    Upon the consummation of the initial public offering on April 14, 1997, the deferred offering costs were charged to stockholders' equity as a reduction of the gross proceeds.

       Prepaid Expenses             At December 31, 1997, prepaid expenses and
       and Other                    other includes approximately $1,795,000 of
                                    advertising credits received in connection with certain barter transactions. During
                                    1997, the Company entered into two separate barter transactions which involved the transfer of approximately $1,864,000 of inventory at cost in exchange for approximately $1,795,000 of advertising services. The barter transactions were recorded at the market value of the advertising services

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Prepaid Expenses           to be received which approximated the market
       and Other                  value of the Company's inventory exchanged.
       (Continued)                A loss on barter transactions of $69,000 is
                                  included in operating expenses in the
                                  accompanying consolidated statements of
                                  operations for the year ended December 31, 1997.

       Concentration of           SFAS No. 105, Disclosure of Information
       Credit Risk                About Financial Instruments with
                                  Off-balance-sheet Risk and Financial
                                  Instruments with Concentrations of Credit
                                  Risk, requires disclosures of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign currency exchange contracts, options contracts or other foreign hedging arrangements.
                                  Financial instruments that subject the
                                  Company to credit risk consist primarily of cash and trade accounts receivable. Certain cash accounts at December 31, 1997 and 1996 include balances above the FDIC insured limit of $100,000. However, the Company places its cash in highly rated financial institutions. The Company's accounts receivable included the following significant customer credit risk:

                                                                                      Percent of            Percent of
                                                                 Number of              Accounts              Total
                                    December 31,                Customers              Receivable             Revenue
                                    ----------------------------------------------------------------------------------
                                    1996                            1                      55%                  66%
                                    1997                            2                      36%                  53%

                                    To reduce risk, the Company routinely
                                    assesses the financial strength of its
                                    customers and maintains an allowance for potential credit losses. During the year ended December 31, 1996, the Company sold approximately $430,000 of product to a company owned by a current and former officer of Nexar. The Company collected $210,000 of this amount and wrote off the remaining balance, approximately $220,000, as uncollectible during the year ended December 31, 1996.

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements

================================================================================



2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       Financial                  The estimated fair values of the Company's
       Instruments                financial instruments, which  include cash
                                  and cash equivalents, accounts receivable, accounts payable, capital leases, and amounts due to related parties, approximate their carrying value based on their short term maturity.

       Research and               The Company charges research and development
       Development                expenses to operations as incurred.
       Expenses

       Advertising                The Company expenses advertising costs as
                                  incurred. Advertising expense was
                                  approximately $2,021,000 and $3,724,000 for
                                  the year ended December 31, 1996 and 1997, respectively.

       New Accounting             In June 1997, the Financial Accounting
       Pronouncements             Standards Board issued two new disclosure
                                  standards.  Results of operations and
                                  financial position will be unaffected by implementation of those new standards.

                                  SFAS No. 130, Reporting Comprehensive
                                  Income, establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                                        Nexar Technologies, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


2.     Summary of
       Significant
       Accounting
       Policies
       (Continued)

       New Accounting               SFAS No. 131, Disclosure about Segments of
       Pronouncements               an Enterprise and Related Information, which
                                    supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                    Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

                                                        Nexar Technologies, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


3.     Stockholders'
       Equity
       (Deficit)

       Recapitalization             In December 1996, the Company amended its
                                    Certificate of Incorporation, increasing the number of authorized shares of the Company' capital stock to 40,000,000, of which 30,000,000 shares are designated as common stock, $.01 par value, and 10,000,000 share are designated as preferred stock, $.01 par value, and also declared a 120-for-1 stock split of the Company's common stock, effected in the form of a stock dividend.
                                    This stock split has been retroactively
                                    reflected in the accompanying consolidated financial statements and notes to consolidated financial statements for all periods presented.

       Initial Public               On April 14, 1997, the Company completed its
       Offering                     initial public offering of 2,500,000 shares
                                    of common stock at a price of $9.00 per
                                    share.  The proceeds raised amounted to
                                    approximately $18,687,000, net of
                                    underwriter commissions and other offering costs totalling approximately $3,813,000.

       Milestone Agreement          In connection with the Company's initial
                                    public offering, Palomar received 1,200,000 shares of the Company's common stock for the conversion of certain amounts due to Palomar and a subsidiary of Palomar which are held in escrow (see Note 4). These shares will only be released from escrow upon the achievement by the Company of a minimum revenue or after tax net income milestones or minimum stock price, as defined below.
                                    At December 31, 1997, such milestones were not satisfied.

                                    The following table summarizes net income and revenue milestones (in millions):

                                    December 31,                                       Net Income             Revenues
                                    --------------------------------------------------------------------------------------
                                    1998                                                  $14                    $200
                                    1999                                                  $21                    $300
                                    2000                                                  $28                    $400

                                                        Nexar Technologies, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


3.     Stockholders'
       Equity
       (Deficit)
       (Continued)

       Milestone Agreement        Alternatively, all of the contingent shares
       (Continued)                will be released immediately upon the
                                  occurrence of any one of the following:

                                  If the average per share market value
                                  closing bid price of Nexar's common stock is
                                  (i) 175% of the Initial Public Offering
                                  (IPO) price of $9.00 per share for ten
                                  consecutive trading days at any time prior to the 12 month anniversary of the IPO, or
                                  (ii) 225% of the IPO price for ten
                                  consecutive trading days at any time prior to the 24 month anniversary of the IPO, or
                                  (iii) 275% of the IPO price for ten
                                  consecutive trading days at any time prior to the 36 month anniversary of the IPO, or
                                  (iv) 325% of the IPO price for ten
                                  consecutive trading days at any time prior to the 48 month anniversary of the IPO; or
                                  (v) if Nexar achieves $70,000,000 in
                                  cumulative net income for the four fiscal years ended December 31, 2000.

       Preferred Stock            On April 14, 1997, the Company issued 45,684
                                  shares of Convertible Preferred Stock in exchange for $4,568,449 of debt with Palomar.
                                  Palomar is entitled to voting rights and dividends equal to the number of common shares into which the preferred stock may be converted. The holder of the Convertible
                                  Preferred Stock is able to convert each share of Convertible Preferred Stock into approximately 8.89 shares of common stock. The
                                  Convertible Preferred Shares also have a preference upon liquidation of $100 per share, resulting in a total liquidation preference of $4,568,400.

       Stock Option               In August 1995, the Company established the
       Plans                      1995 Stock Option Plan (the Plan), which
                                  provides for the issuance of a maximum of 4,800,000 shares of common stock, which may be issued as incentive stock options (ISOs) or nonqualified stock options. During 1997, the Board of Directors increased the shares of common stock reserved for issuance under the Plan to 5,300,000. Under the terms of the Plan, ISOs may not be granted at less than the fair market value on the date of grant. ISO grants to holders of 10% or more of the combined voting power of all classes of the Company's stock must be granted at an exercise price

                                                        Nexar Technologies, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


3.     Stockholders'
       Equity
       (Deficit)
       (Continued)

       Stock Option
       Plans                       of not less than 110% of the fair market
       (Continued)                 value at the date of grant. Pursuant to the
                                   Plan, options are generally exercisable at varying dates over one to three years, as determined by the Board of Directors, and must have terms not to exceed 10 years
                                   (five years for 10% or greater stockholders).

                                   On January 30, 1996 and July 19, 1996 the
                                   Company granted options to purchase
                                   3,234,480 and 83,000 respective shares of the Company's Common Stock at an exercise price of $0.0025 and $4.25 per share. On July 17, 1997 the Company granted options to purchase 1,368,000 shares at an exercise price of $5.50. The price per share was based on the fair market value of the Company's Common Stock at the grant date.

                                   In December 1996, The Director Plan was
                                   adopted by the Board of Directors. The
                                   Director Plan became effective upon the
                                   closing of the initial public offering.
                                   Under the terms of the Director Plan,
                                   initial options (the Initial Options) to purchase 15,000 shares of common stock will be granted to each person who becomes a non-employee director after April 14, 1997 and who is not otherwise affiliated with the Company, effective as of the date of election to the Board of Directors. The Initial Options will vest in equal annual installments over three years after the date of grant. In addition, each non-employee director will receive annually options to purchase 10,000 shares (Annual Options) on the date of each annual meeting of the Company's stockholders held after the closing of the initial public offering. The Annual Options will vest one year from the date of grant. A total of 100,000 shares of common stock may be issued upon the exercise of stock options granted under the Director Plan. Unless sooner terminated pursuant to its terms, the Director Plan will terminate in December 2006. During 1997, the Company issued 15,000 options under the Director Plan to one director which expired upon the director's retirement on June 12, 1997.

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


3.     Stockholders'
       Equity
       (Deficit)
       (Continued)

       Stock Option
       Plans                     The following table summarizes all stock
       (Continued)               option activity under the Plan:

                                                                            Number           Exercise
                                                                          of Shares          Price
                                    ----------------------------------------------------------------------
                                    Inception, March 7, 1995                      -                $     -
                                     Granted                                 20 640                   .001
                                    ----------------------------------------------------------------------
                                    Balance, December 31, 1995               20 640                   .001
                                     Granted                              3 396 840       .0025 -    10.00
                                     Terminated                            (361 560)                 .0025
                                    ----------------------------------------------------------------------
                                    Balance, December 31, 1996            3 055 920        .001 -    10.00
                                     Granted                              1 368 000                   5.50
                                     Exercised                             (288 715)       .001 -     0.33
                                     Terminated                            (198 640)       .001 -    10.00
                                   -----------------------------------------------------------------------
                                    Balance, December 31, 1997            3 936 565        .003 -     5.50
                                   -----------------------------------------------------------------------
                                    Exercisable, December 31, 1997        1 829 305       $.003 -   $ 5.50
                                   -----------------------------------------------------------------------


                                 The weighted averge price per share for all options outstanding was $.001, $0.45 and $1.92 at December 31, 1995, 1996 and 1997,
                                 respectively. The weighted average price per share for exercisable options at December 31, 1997 was $0.43

                                 The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which was effective for fiscal years beginning after December 15, 1995. SFAS No. 123 established a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS
                                 No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements

================================================================================


3.     Stockholders'
       Equity
       (Deficit)
       (Continued)

       Stock Option
       Plans                        The Company has computed the pro forma
       (Continued)                  disclosures required under SFAS No. 123 for
                                    all stock options granted as of December 31, 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                                    The assumptions used and the weighted
                                    average information for the period from
                                    inception (March 7, 1995) to December 31,
                                    1995 and for the year ended December 31, 1996 and 1997 are as follows:

                                                               Period
                                                             from Inception
                                                           (March 7, 1995) to                   Year Ended
                                                                               ----------------------------------------------
                                                               December 31,         December 31,           December 31,
                                                                  1995                 1996                    1997
-----------------------------------------------------------------------------------------------------------------------------
       Risk-free interest rates                                    6.11%            5.23% - 6.51%              6.00%
       Expected dividend yield                                       -                    -                    -
       Expected lives                                            4.5 years            4.5 years              4.5 years
       Expected volatility                                          51%                  51%                  46.5%
       Weighted average fair value of
        options on date of grant                                   $.001                $.28                  $3.54
       Weighted-average exercise price                             $.001                $.45                  $1.92
       Weighed-average remaining
        contractual life of options
        outstanding                                             4.58 years           4.58 years              3.28 years
       Weighted average exercise price of
        5,733, 1,063,973 and 1,829,305 options
        exercisable at December 31, 1995,
        1996 and 1997, respectively                               $0.001               $0.0025                $0.44

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================



3.     Stockholders'
       Deficit
       (Continued)

       Stock Option                 The effect of applying SFAS No. 123 would be
       Plans                        as follows:
       (Continued)

                                                               Period
                                                           from Inception
                                                         (March 7, 1995) to                Year Ended
                                                                               -------------------------------------
                                                             December 31,         December 31,        December 31,
                                                                 1995                1996                 1997
--------------------------------------------------------------------------------------------------------------------
       Pro forma net loss                                    $(2 261 434)         $(7 646 716)        $(13 974 580)
       Pro forma net loss per share:
            Basic                                            $      (.47)         $     (1.59)        $      (1.92)
            Diluted                                          $      (.29)         $     (1.00)        $      (1.38)

       Employee Stock             In December 1996, the Company's Board of
       Purchase Plan              Directors adopted the Company's 1996
                                  Employee Stock Purchase Plan (the Purchase
                                  Plan). The Purchase Plan became effective upon the closing of the proposed initial public offering and authorizes the issuance of up to a total of 200,000 shares of Common
                                  Stock to participating employees.

       Underwriter's              Upon the consummation of the initial public
       Warrant                    offering, the Company issued the underwriter,
                                  as part of their investment banking fee, warrants to purchase 250,000 shares of the Company's common stock at a price equal to 165% of the initial public offering price per share of $9.00. None of these warrants were exercised as of December 31, 1997.

                                                        Nexar Technologies, Inc.
                                                                  and Subsidiary

                                     Notes to Consolidated Financial Statements

================================================================================


4.     Related Party                Palomar and PEC funded all of the Company's
       Transactions                 operations up to April 14, 1997 (date of
                                    closing of initial public offering). The total amount of funds provided by Palomar and PEC amounted to $20,792,998 and $2,025,000, respectively, through December
                                    31, 1996. At December 31, 1997, the amount due to Palomar was $461,584. The weighted average balance of the 1996 funding was approximately $9,791,000 for the period ended December 31, 1996. All of these loans have been non-interest-bearing. On March 31, 1997, the Company entered into an agreement with Palomar (the Agreement) whereby
                                    $10,000,000 of advances from Palomar and PEC were converted into 1,900,000 shares of the Company's common stock upon the closing of the initial public offering. In addition, the Agreement provides that 1,200,000 of these shares are held in escrow subject to a contingent repurchase right of the Company, at a nominal price per share, and will only be released upon the attainment of certain revenue, net income and stock price milestones, (see Note 3). On December 10,
                                    1997, Palomar sold the 1,200,000 shares
                                    subject to such repurchase right to a third party for an aggregate purchase price of $5,000.

                                    As part of the Agreement the Company was to repay Palomar $8,249,549 upon the closing of the initial public offering and convert $4,568,449 due to Palomar and PEC into 45,684 shares of Convertible Preferred Stock (see Note 3). During 1997, Palomar agreed to pay bonuses to the Company's management totaling $1,000,000 for services rendered during 1996. Pursuant to the Agreement, the Company offset the amount due to Palomar by $1,000,000 which is reflected as a contribution to additional paid-in capital at December 31, 1997. Nexar paid Palomar $6,700,000 during 1997 in repayment of indebtedness pending resolution of various intercompany accounts.

                                                       Nexar Technologies, Inc.
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements

================================================================================


4.     Related Party                The accompanying 1996 and 1995 consolidated
       Transactions                 financial statements include the income and
       (Continued)                  expenses of the Company and the 1996 assets
                                    and liabilities of the Company, as included in Palomar's consolidated financial statements, but do not include PEC's general corporate debt, which is used to finance operations of all of PEC's respective business segments, or an allocation of PECs interest expense.

                                    Palomar incurred certain general and
                                    administrative expenses on behalf of Nexar totaling approximately $100,000 and $128,000 for the period from inception (March 7, 1995) to December 31, 1995 and for the year ended December 31, 1996, respectively.

                                    Included in accounts receivable in the
                                    accompanying consolidated balance sheet at
                                    December 31, 1996 and 1997 is approximately
                                    $197,000 and $405,000, respectively, due from Palomar and its affiliates for product purchases.

                                    During the year ended December 31, 1996 and 1997, the Company purchased inventory components from affiliated companies totaling approximately $693,000 and $2,607,000, respectively, of which approximately $693,000 and $312,000 is included in accounts payable in the accompanying consolidated balance sheet as of December 31, 1996 and 1997, respectively.

                                    In 1995, as part of the Company's
                                    organization, the Company agreed to settle a complaint brought against the Company and its Chief Executive Officer. As part of the settlement, the Company was required to pay $525,000, and Palomar agreed to issue warrants to purchase 108,000 shares of Palomar's common stock at $5.00 per share, the fair value of Palomar common stock at that date. This warrant had minimal value. The Company recorded the $525,000 as litigation expense, which is included in general and administrative expenses in the accompanying consolidated statement of operations for the period ended December 31, 1995.

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements

================================================================================


5.     Accrued Expenses             Accrued expenses consist of the following:

                                    December 31,                                             1996                  1997
                                    ---------------------------------------------------------------------------------------
                                    Accrued payroll and related costs                  $1 128 373           $   335 155
                                    Other accrued expenses                                876 871               854 197
                                    ---------------------------------------------------------------------------------------
                                                                                       $2 005 244           $ 1 189 352
                                    ---------------------------------------------------------------------------------------

6.     Income Taxes                 The Company and Palomar filed a consolidate
                                    income tax return through December 31, 1996.
                                    The consolidated tax return reflected net operating losses for the year ended December
                                    31, 1995 and 1996. Since Palomar's equity ownership was reduced to below 80% upon the Company's initial public offering, the
                                    Company will file its own income tax return for the year ended December 31, 1997.

                                    The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, on a separate Company basis. Under SFAS No. 109, deferred tax assets or liabilities are computed based on the differences between the financial statement and income tax basis of assets and liabilities using currently enacted tax rates. Deferred income tax expenses or credits are based on changes in the assets or liability from period to period.

                                    As of December 31, 1997, the Company had generated net operating loss carryforwards for federal and state income tax purposes of approximately $20,124,000 that expire through 2012. The Company also has certain tax credits available to offset future federal and state income taxes, if any. Net operating loss carryforwards and credits are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in ownership interests of significant stockholders over a three-year period in excess of 50%, as defined.

                                                        Nexar Technologies, Inc.
                                                                  and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


6.     Income Taxes                 The approximate income tax effect of each
       (Continued)                  type of temporary difference and carry-
                                    forward is as approximately follows:

                                    December 31,                                             1996                 1997
                                    -----------------------------------------------------------------------------------
                                    Net operating loss carryforwards                 $  2 567 000         $  8 150 000
                                    Litigation costs                                      550 000                    -
                                    Management bonuses                                    403 000                    -
                                    Allowance for doubtful accounts
                                     receivable                                           243 000              798 000
                                    Other temporary differences                           142 000              390 000
                                    -----------------------------------------------------------------------------------
                                    Gross deferred tax assets                           3 905 000            9 338 000
                                    Less valuation allowance                           (3 905 000)          (9 338 000)
                                    -----------------------------------------------------------------------------------
                                    Net deferred tax asset                            $          -        $          -
                                    -----------------------------------------------------------------------------------

                                    Under SFAS No. 109, the Company cannot
                                    recognize a deferred tax asset for the
                                    future benefit of the net operating loss carryforwards unless it concludes that it is "more likely than not" that the deferred tax asset would be realized. Due to its early stage of development and history of operating losses, the Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets.

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


7.     Commitments and
       Contingencies

       Leases The Company leases its corporate office, manufacturing facility and certain equipment under operating lease arrangements expiring through September 2002. The Company also leases office furniture under a capital lease expiring in 2000.

                                    Future minimum lease payments under all
                                    leases are as follows:

                                                                                         Capital             Operating
                                    December 31,                                          Leases              Leases
                                    ---------------------------------------------------------------------------------------
                                    1998                                               $   72 500       $    1 043 000
                                    1999                                                   72 500              985 000
                                    2000                                                   72 500              956 000
                                    2001                                                        -              896 000
                                    2002                                                        -              422 000
                                    ---------------------------------------------------------------------------------------
                                    Total minimum lease payments                          217 500           $4 302 000
                                                                                                            ==========
                                    Less amount representing interest                      25 395
                                    -------------------------------------------------------------
                                    Present value of net minimum
                                     lease payments                                       192 105
                                    Less current maturities                                58 492
                                    -------------------------------------------------------------
                                    Total long term portion                              $133 613
                                    -------------------------------------------------------------

                                    Rent expense related to all operating leases was approximately $85,000, $161,000 and $726,000 for the period from inception (March 7, 1995) to December 31, 1995 and for the year ended December 31, 1996 and 1997, respectively.

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


7.     Commitments and
       Contingencies
       (Continued)

       License Agreements           In March 1996, the Company entered into a
                                    software license agreement with 4-Home
                                    Productions (4-Home), a Division of Compute
                                    Associates International, Inc. The license agreement gave the Company the right to use, reproduce, display and distribute certain of 4-Homes software application programs within the United States, Canada and Puerto Rico.
                                    In exchange for these rights, the Company paid 4-Home a nonrefundable fee of $25,000 and was to pay a royalty on all units sold, as defined, that are bundled with 4-Homes' software applications. The initial term of the agreement if commenced was for one year subject to annual renewal. The Agreement was terminated in 1997. No royalties have been incurred under this agreement as of December
                                    31, 1996 and 1997.

       Service Agreement            In March 1996, the Company entered into a
                                    maintenance service agreement with Wang
                                    Laboratories, Inc. (Wang). The agreement states that Wang will provide certain maintenance services for certain equipment manufactured by the Company for a term of three years and, thereafter, on a year-to-year basis at the option of the Company.
                                    The monthly fees are based on the greater of $12,500 or the failure rate, as defined, multiplied by the number of units sold per month. The Company incurred and charged to operations approximately $126,000 and $489,000 under this agreement for the years ended December 31, 1996 and 1997, respectively.

       Development                  In November 1996, the Company entered into a
       Agreement                    development agreement with another company
                                    (the Developer) whereby the Developer would develop certain technology for the Company.
                                    During 1997, the Company incurred and
                                    charged to expense approximately $379,000 of costs with the developer. In addition, the Company may be required to pay additional royalty amounts based on product sold, not to exceed $500,000. Royalties incurred under this agreement during 1997 amounted to $17,000. There were no royalties incurred in 1996.

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


7.     Commitments and
       Contingencies
       (Continued)

       Employment and               The Company entered into an employment
       Severance                    agreement with its Chief Executive Officer
       Agreements                   (CEO) for a five year term expiring in March
                                    2002. Unless either party chooses otherwise by notice to the other, the agreement automatically extends at the end of each year for an additional year throughout the term of the agreement. The agreement provides for an annual base salary and is subject to annual increases by the Board of Directors and an annual incentive bonus upon the achievement of mutually agreed upon revenue and net income performance objectives. The employment agreement also provides that the CEO shall receive an additional bonus equal to $2.00 per personal computer sold by the Company throughout the term of his employment with the Company.

                                    Under the employment agreement, if the CEO is terminated by the Company without cause following a "change of control" (as defined in the agreement), the CEO will receive the following severance payments and further benefits: (i) $2,250,000, (ii) full payment of any accrued, unpaid salary, bonus and benefit payments; (iii) a sum equal to three years of his highest to date annual base pay; (iv) a sum equal to three times his highest to date annual bonus earned; (v) full immediate vesting of any issued but unvested stock options; (vi) three years of continuation of participation in the Company's benefits; and (vii) such additional sums as are necessary for the CEO to meet any additional federal taxes due to the payment of severance pay and other benefits having been contingent upon a change in control. If the CEO's employment is terminated by the Company without cause in the absence of such a change of control, the CEO will be entitled to all of the foregoing severance payments and other benefits, other than any additional sums required for the payment of federal taxes.

                                                       Nexar Technologies, Inc.
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements

================================================================================


7.     Commitments and
       Contingencies
       (Continued)

       Employment and               Upon expiration of the CEO's term of
       Severance                    employment, the CEO will receive the
       Agreements                   following severance payments and further
       (Continued)                  benefits: (i)  $2,250,000, but only if the
                                    Company has achieved cumulative total
                                    revenues of $150,000,000 for the period
                                    commencing on January 1, 1997 to the date of expiration, (ii) full payment of any accrued, unpaid salary, bonus and benefit payments; (iii) a sum equal to eighteen months of his highest to date annual base pay; (iv) a sum equal to eighteen month of of his highest to date annual bonus earned;
                                    and (v) eighteen months of continuation of participation in the Company's benefits.
                                    If the CEO were to resign prior to the
                                    expiration of the term of employment
                                    agreement and absent a reduction in his
                                    responsibilities or pay or change in
                                    location, the CEO will receive the
                                    following severance payments and further benefits: (i) $1,000,000 if he resigns on or after January 1, 2000, (ii) full payment of any accrued, unpaid salary, bonus and benefit payments; (iii) a sum equal to eighteen months of his highest to date annual base pay; (iv) a sum equal to eighteen months of his highest to date annual bonus earned; and (v) eighteen months of continuation of participation in the Company's benefits. If the CEO's employment were to be terminated for cause (as defined in the agreement), the CEO would be entitled only to full payment of any accrued, unpaid, salary, bonus and benefit payments and retention of any fully vested stock options and similar vested benefits.

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


7.     Commitments and
       Contingencies
       (Continued)
                                    The Company also entered into an employment
       Employment and               agreement with another executive for a five
       Severance                    year term expiring in October 2001.  Unless
       Agreements                   either party chooses otherwise by notice to
       (Continued)                  the other, the agreement automatically
                                    extends at the end of each year for an
                                    additional year throughout the term of the agreement. The agreement provides for an annual base salary subject to annual increases by the Board of Directors and an annual incentive bonus upon the achievement of mutually agreed upon revenue and net income performance objectives. The employment agreement also provides for an additional bonus equal to $2.00 per personal computer sold by the Company throughout the term of his employment with the Company.

                                    Under this employment agreement, if the
                                    executive is terminated by the Company
                                    without cause following a "change of
                                    control" (as defined in the agreement), the executive will receive the following severance payments and further benefits: (i) $750,000, (ii) full payment of any accrued, unpaid salary, bonus and benefit payments;
                                    (iii) a sum equal to one year of his highest to date annual base pay; (iv) a sum equal to his highest to date annual bonus earned; (v) full immediate vesting of any issued but unvested stock options; (vi) one year of continuation of participation in the Company's benefits; and (vii) such additional sums as are necessary for any additional federal taxes and/or penalties due to the payment of severance pay and other benefits having been contingent upon a change in control.

                                    Upon expiration of the executive's
                                    employment, he will receive the following severance payments and further benefits: (i) $750,000, but only if the Company has achieved cumulative total revenues of $150,000,000 for the period commencing on January 1, 1997 to the date of expiration,
                                    (ii) full payment of any accrued, unpaid salary, bonus and benefit payments; (iii) a sum equal to one year of his highest to date annual base pay; (iv) a sum equal to his highest to date annual bonus earned; and (v) one year of continuation of participation in the Company's benefits. If employment were to be terminated for cause (as

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements

================================================================================


7.     Commitments and
       Contingencies
       (Continued)

       Employment                   defined in the agreement), the executive
       Severance                    would be entitled only to full payment of
       Agreements                   any accrued, unpaid, salary, bonus and
       (Continued)                  benefit payments and retention of any fully
                                    vested stock options and similar vested
                                    benefits.  The minimum aggregate
                                    obligation of the above agreements amounts to approximately $3,740,000 of which
                                    $750,000 is recorded as deferred
                                    compensation at December 31, 1997.

                                    The Company is also party to substantially similar employment agreements with certain other executives. These agreements provide for annual base salaries as well as annual bonuses based upon the achievement of mutually agreed upon revenue and net income objectives. Each of these agreements is for a term expiring in March 2000 and provides for severance pay equal to twelve months of the highest monthly base pay if employment is terminated without cause. The Company's contingent obligation under these severance agreements amounted to approximately $575,000 at December 31, 1997.

       Litigation                   The Company is involved in various legal
                                    matters in the ordinary course of its
                                    business. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to the Company. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial position of the Company.

8.     401(k) Profit                In April 1996, the Company began
       Sharing Plan                 participating in a 401(k) plan established
                                    by Palomar.  The 401(k) plan covered
                                    substantially all employees who have
                                    satisfied a six-month service requirement and had attained the age of 18. Employees could contribute up to 15% of their salary, as defined, subject to restrictions defined by the Internal Revenue Service. Matching contributions equal to 50% of all employee contributions were made in the form of Palomar's common stock. Upon the closing of the initial public offering, the Company established its

                                                        Nexar Technologies, Inc.
                                                                 and Subsidiary

                                     Notes to Consolidated Financial Statements

================================================================================


8.     401(k) Profit                own 401(k) plan.  The matching contributions
       Sharing Plan                 vest ratably over a six year period.  The
       (Continued)                  Company's expense under this matching
                                    contribution was immaterial through December
                                    31, 1996. The Company's matching expense amounted to approximately $12,000 for the year ended December 31, 1997.


9.     Financing                    In August 1996, the Company entered into a
       Arrangements                 financing program with IBM Credit
                                    Corporation (IBM) whereby IBM will finance all hardware, software and associated products sold or marketed by the Company to any entity (Remarketer) that has already executed a financing agreement with IBM to purchase products from the Company. This financing program gives title of the products sold by the Company to the Remarketer, and IBM finances the purchase price of the products. In addition, under certain circumstances, as defined, IBM has the right to require the Company to repurchase products upon default by the Remarketer. As of December 31, 1996 and
                                    1997, the Company has not received any
                                    proceeds under this agreement.

                                    In August 1996, the Company entered into a financing agreement with AT&T Capital Corporation (AT&T) whereby AT&T would provide to certain distributors or dealers, financing for the purchase of the Company's products. Under certain circumstances, as defined, AT&T has the right to require the Company to repurchase products upon default of payment by the distributor to AT&T. As of December 31, 1996 and 1997, the Company has not received any proceeds under this agreement.

                                                       Nexar Technologies, Inc.
                                                                 and Subsidiary

                                      Notes to Consolidated Financial Statements

================================================================================


10.    Subsequent Events

       Preferred Stock              On March 20, 1998, the Company issued
       Offering                     32,000 shares of Series B Convertible
                                    Preferred Stock at $100 per share for total proceeds of $2,944,000, net of $256,000 in transaction costs. The Series B Convertible
                                    Preferred Stock will accrue dividends at 5% per annum and may be converted, in whole or in part, into a number of shares of the Company's common stock equal to $100 per share converted by a conversion price equal to the lesser of $3.25 per share or 75% of the average closing bid price of the Company's common stock in the five trading days prior to the date of conversion.

       Recent
       Developments                 In March 1998, the Company engaged Southport
                                    Partners, an investment banking firm based in Southport Connecticut, to provide advisory services to the Company concerning possible joint venture, licensing and other potential transactions. The Company is not currently engaged in any negotiations with respect to any such potential transaction.

11.    Valuation Accounts           The following table sets forth the activity
                                    in the Company's valuation accounts for the years ending December 31, 1996 and 1997:



                                                                    Increase in
                                                  Balance at         Provision
                                                  Beginning        for Estimated      Balance at
                                                   of Year           Bad Debts        End of Year
--------------------------------------------------------------------------------------------------
For the year ended December 31, 1996:
 Allowances for doubtful accounts                 $ 12,000          $   592,000         $  604,000

For the year ended December 31, 1997:
 Allowances for doubtful accounts                 $604,000           $1,366,000         $1,970,000
