Form 10-Q
period 1998-03-31
NEXAR TECHNOLOGIES INC
filed 1998-05-14
CIK 1027821

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For The Quarterly Period Ended March 31, 1998


                            Commission File Number:
                                   000-29194


                           NEXAR TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


            DELAWARE                                   04-3268334
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                  Identification No.)



                               257 TURNPIKE ROAD
                      SOUTHBOROUGH,  MASSACHUSETTS 01772
                   (Address of principal executive offices)
                                (508) 485-7900
                              (Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ x  ]    No [    ]


The number of shares of the registrant's Common Stock, $ 0.01 par value, outstanding as of May 14, 1998 was 10,129,735.

INDEX

Item Number                                                              Page

Part I:  Financial Information

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 December 31, 1997 and March 31, 1998 (Unaudited)         3

                 Condensed Consolidated Statements of Operations
                 (Unaudited) for the three months ended March 31, 1997
                 and March 31, 1998                                       4

                 Condensed Consolidated Statements of Cash Flows
                 (Unaudited) for the three months ended March 31, 1997
                 and March 31, 1998                                       5

                 Notes to Condensed Consolidated Financial
                 Statements                                               6-7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            8-11

         Item 3. Quantitative and Qualitative Disclosure
                 About Market Risk                                        11

Part II: Other Information

         Item 1. Legal Proceedings                                        12
         Item 2. Changes in Securities and Use of Proceeds                12-14
         Item 3. Defaults Upon Senior Securities                          14
         Item 4. Submission of Matters to a Vote of Security Holders      14
         Item 5. Other Information                                        14
         Item 6. Exhibits and Reports on Form 8-K                         15

Signatures                                                                16

PART I  FINANCIAL INFORMATION
Item 1 - Financial Statements

                    NEXAR TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Share Amounts)

                                                                                  (Unaudited)
                                                             DECEMBER 31,          MARCH 31,
                                                                1997                 1998
                                                             -----------           ---------
ASSETS
Current Assets:
 Cash cash equivalents and short term investments             $   1,814            $   2,691
 Accounts receivable, net                                         8,832                6,997
 Inventories                                                      4,973                4,993
 Prepaid expenses and other current assets                        2,191                2,304
                                                              ---------            ---------
    Total current assets                                         17,810               16,985
Property and equipment, net                                         810                  774
Purchased technology, net                                           917                  802
Other assets                                                        372                  362
                                                              ---------            ---------
                                                              $  19,909            $  18,923
                                                              =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                 6,177                5,263
 Accrued expenses                                                 1,189                1,092
 Accrued preferred stock dividends                                  --                 1,067
 Due to related parties                                             462                  462
 Current maturities of obligations under capital lease               58                   60
                                                              ---------            ---------
    Total current liabilities                                     7,886                7,944
Deferred compensation                                               750                  938
Obligations under capital lease, less current maturities            134                  118
                                                              ---------            ---------
    Total liabilities                                             8,770                9,000
                                                              ---------            ---------

Stockholders' equity:
 Preferred stock, $0.01 par value,  10,000,000
 shares authorized; 45,684 and 77,684 shares issued
 and outstanding at December 31, 1997 and at March 31, 1998,
 stated at liquidation preference value                           4,568                7,768
Common stock, $0.01 par value, 30,000,000
 shares authorized; 9,488,715 and 10,009,055 shares issued
 and outstanding at December 31,1997 and March 31, 1998,
 respectively                                                        95                  100
Additional paid in capital                                       29,594               29,415
Accumulated deficit                                             (23,118)             (27,360)
                                                              ---------            ---------
    Total stockholders's equity                                  11,139                9,923
                                                              ---------            ---------
                                                              $  19,909            $  18,923
                                                              =========            =========


         See accompanying notes to consolidated financial statements.

                            NEXAR TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Share And Per Share Data)
                                  (Unaudited)


                                           THREE MONTHS ENDED
                                           ------------------
                                       MARCH 31,      MARCH 31,
                                         1997            1998
                                         ----            ----
Net revenues                            $8,825           $3,588
Cost of revenues                         8,136            4,103
                                     ---------       ----------
Gross profit (loss)                        689             (515)

Operating expenses:

 Research and development                  301              333
 Selling and marketing                   1,693              969
 General and administrative                785            1,365
                                     ---------       ----------
 Total operating expenses                2,779            2,667
                                     ---------       ----------
Loss before interest income             (2,090)          (3,182)
Interest income                              0                7
                                     ---------       ----------
Net loss                                (2,090)          (3,175)
Preferred stock dividends                  ---           (1,067)
                                     ---------       ----------
Net loss applicable to common
 stock                                 ($2,090)         ($4,242)
                                     =========       ==========

Net loss per common shares:
 Basic                                  ($0.44)          ($0.48)
                                     =========       ==========
 Diluted                                ($0.27)          ($0.39)
                                     =========       ==========
Weighted average common shares:
 Basic                               4,800,000        8,809,055
                                     =========       ==========
 Diluted                             7,672,920       10,832,780
                                     =========       ==========

See accompanying notes to condensed consolidated financial statements.

                            NEXAR TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                   THREE MONTHS ENDED
                                                   ------------------
                                                 MARCH 31,     MARCH 31
                                                   1997          1998
                                                  ------        ------
Cash flows from operating activities:
 Net loss                                       $  (2,090)    $  (3,175)
 Adjustment to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                      141           173
   Deferred compensation                                -           188
   Changes in current assets and liabilities:
    Accounts receivable                            (1,647)        1,835
    Inventories                                       165           (20)
    Prepaid expenses and other current assets         (69)         (113)
    Accounts payable                                  934          (914)
    Accrued expenses                                1,292          (111)
                                                ---------     ---------
     Net cash used in operating activities         (1,274)       (2,137)
                                                ---------     ---------
Cash flows from investing activities:
 Purchases of property and equipment                  (74)          (12)
 Increase in other assets                            (306)            -
                                                ---------     ---------
     Net cash used in investing activities           (380)          (12)
                                                ---------     ---------
Cash flows from financing activities:
 Net proceeds from issuance of common stock             -             1
 Net proceeds from issuance of preferred stock          -         3,025
                                                ---------     ---------
     Net cash provided by financing activities          -         3,026
                                                ---------     ---------

Net increase (decrease) in cash and cash
 equivalents                                       (1,654)          877
Cash and cash equivalents, beginning of period      2,739         1,814
                                                ---------     ---------
Cash and cash equivalents, end of period        $   1,085     $   2,691
                                                =========     =========
Supplemental disclosure of noncash investing
 and finacing activities:
  Deferred offering costs                       $     306     $       -
                                                =========     =========
  Accrued preferred stock dividends             $       -     $   1,067
                                                =========     =========

See accompanying notes to condensed consolidated financial statements.

Nexar Technologies, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nexar Technologies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's annual report on Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Intelesys Corporation (a Delaware corporation), which is inactive. All significant intercompany balances and transactions have been eliminated in consolidation.


3.) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                      December 31,  March 31,
(In Thousands)                                           1997         1998
                                                       ---------     -------
Raw materials .......................................     $4,519     $3,856
Work-in-process ..................................           110        658
Finished goods ....................................          344        479
                                                          ------     ------
                                                          $4,973     $4,993
                                                          ======     ======

     Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

4.) Concentration of Credit Risk

Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosures of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign currency exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of cash and trade accounts receivable. The Company places its cash in highly rated financial institutions. The Company's accounts receivable includes two customers, who represented approximately $1,428,000 and $1,116,000 , respectively, of accounts receivable at March 31, 1998. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Nexar Technologies, Inc. (the "Company") was organized and commenced operations in March of 1995. Initially the Company focused on developing its products and its marketing and distribution strategies and did not generate material revenues until April 1996 when it began shipping its proprietary personal computers (PCs). The Company develops, manufactures and markets high-performance desktop PCs based upon patented and patent pending technologies.

     The table below presents the statement of operations items for the three months ended March 31, 1997 and March 31, 1998 as a percentage of net revenues and provides the percentage increase in absolute dollars of such items comparing the interim periods ended March 31, 1998 to the corresponding period from the prior fiscal period.



                                     THREE MONTHS ENDED        % Charge of
                                  MARCH 31,      MARCH 31,    Dollar Increase/
                                    1997           1998          (Decrease)
                                    ----           ----          ----------
Net revenues                       100.0%          100.0%           (59.3)
Cost of revenues                    92.2%          114.4%           (49.6)
                                 --------        --------         -------

Gross profit (loss)                  7.8%          (14.4)%         (174.7)

Operating expenses:

 Research and development            3.4%            9.3%            10.6
 Selling and marketing              19.2%           27.0%           (42.8)
 General and administrative          8.9%           38.0%            73.9
                                 --------        --------         -------
 Total operating expenses           31.5%           74.3%            (4.0)

Net loss before
 interest income                   (23.7)%         (88.7)%           52.2
Interest income                        -             0.2%           100.0
                                 --------        --------         -------
Net loss                           (23.7)%         (88.5)%           51.9
                                 ========        ========         =======

Net Revenues

     Net Revenues for the first quarter ended March 31, 1998 were $3.6 million as compared to $8.8 million during the same period a year ago. The Company believes that the decline in revenues was attributable in part to increased competition from larger manufacturers offering competing products, including surplus inventory, at reduced prices (see "Recent Developments" below), which adversely affected the number of orders for the Company's new XPA PC product, which the Company first shipped in volume in the fourth quarter of 1997. Due to a delay in closing a private placement financing transaction, the Company also was unable to fulfill some orders due to a lack of sufficient capital to procure necessary components.

Gross Profit (Loss)

     The Company recorded a gross loss of $515,000 in the first quarter of 1998 as compared to a gross profit of $689,000 for the same period in the previous year. This decrease in gross profit was primarily due to unabsorbed fixed factory costs as a result of the decreased shipments for the quarter.

Operating Expenses

     Research and development expenses in the first quarter of 1998 remained constant in absolute dollars compared to the same period in the prior year, but increased as a percentage of revenues to 9.3%, primarily due to the lower shipment volume during the quarter.

     Selling and marketing expenses decreased to $969,000 in the first quarter of 1998 as compared to $1,693,000 in the first quarter of 1997. This decrease in absolute dollars was attributable to the higher level of expenses in the first quarter of 1997 as compared to the same period in the current year for marketing efforts focused on building brand awareness of the Company's products. The Company has recently shifted its focus to emphasizing original equipment manufacturer (OEM) relationships, but intends to continue to invest in cooperative sales and marketing efforts with its customers.

     General and administrative expenses increased to $1,365,000 for the first quarter of 1998 as compared to $785,000 for the same period of 1997. This increase was primarily due to increased rent and legal expenses and deferred compensation charges.

Liquidity and Capital Resources

     On March 20, 1998, the Company issued 32,000 shares of Series B Preferred Stock at $100 per share for total gross proceeds of $3,200,000 (the "Private Placement"). The Series B Convertible Preferred Stock may be converted, in whole or in part, into a number of shares of the Company's common stock equal to $100 per share converted by a conversion price equal to the lesser of (i) $3.25 per share and (ii) 75% of the average closing bid price of the Company's common stock in the five trading days prior to the date of conversion. See Part II,
Item 2 of this Form 10-Q, "Changes in Securities and Use of Proceeds," for a full description of the terms of the Private Placement. In connection with the Private Placement, the Company recorded dividends of $1,067,000 during the quarter ended March 31, 1998. The accrued preferred stock dividends of $1,067,000 are payable in common stock upon the conversion of the Series B Convertible Preferred Stock into shares of the Company's common stock.

     The Company continues to operate from its own working capital balance. This balance at March 31, 1998 was $9.1 million. The primary components of working capital consists of cash of $2.7 million, accounts receivable of $7.0 million and inventory of $5.0 million at March 31, 1998.

     The Company's capital requirements in connection with its development and marketing activities have been and will continue to be significant. The Company believes that amounts available from cash generated from operations, the Private Placement and future financing transactions which the Company believes it can consummate, as necessary, will be sufficient to meet the Company's cash requirements through at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's ability to manage working capital requirements and its growth rate. The Company may need to raise additional funds sooner in order to fund more rapid expansion, to develop new or enhanced products, or to respond to competitive pressures. There can be no assurances that additional financing will be available when needed on terms favorable to the company or at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance products or services, take advantage of future opportunities, or respond to competitive pressures, which could have a material adverse effect on the Company's business, financial condition or operating results.

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

  Due to the factors described in the preceding paragraph, the shortfall in the Company's revenues in the first quarter of 1998, and the uncertainty of obtaining additional financing as needed, the Company is currently developing plans to restructure its operations. Such a restructuring could involve, among other things, cost reductions, outside contract manufacturing, joint ventures or a combination of these and other initiatives. The Company intends to announce information regarding a restructuring plan in the next several weeks, but has not as of the date of this report made any final determination as to the details of any such plan.


Cautionary Statement

  Statements in this report expressing the expectations and beliefs of the Company regarding its future results or performance are forward-looking statements that involve a number of risks and uncertainties. In particular, certain statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning anticipated availability of capital for working capital) constitute "forward-looking statements". The Company's actual future results may differ significantly from those stated in any forward-looking statements. Factors that may cause or contribute such differences include, but are not limited to, risks discussed in the Company's Form 10-K for the period ended December 31, 1997 (File No. 0-29194) and from time to time in the Company's other filings with the Securities and Exchange Commission, including, without limitation, the following, (a) the uncertainty of the availability of additional capital to fund the Company's operations, (b) intense competition in the personal computer business, (c) the Company's dependence on a substantial customer, (d) the risks associated with rapid substantial growth, (e) the uncertainty of market acceptance of the Company's products, (f) the dependence of the Company on outside engineering for the development of its products, (g) the risks associated with the protection and possible infringement of the Company's intellectual property, (h) dependence upon a third party to provide service and support to the Company's customers,
(i) dependence on third party distributors and resellers, and (j) the risks associated with reliance on suppliers.

  As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

Item 3  Quantitative and Qualitative Disclosure About Market Risk.

     Not applicable

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

     On March 20, 1998, pursuant to several substantially similar Private Placement Purchase Agreements (the "Purchase Agreements), the Company consummated a private placement financing transaction (the "Private Placement") resulting in gross proceeds to the Company of $3,200,000. The Company issued an aggregate of 32,000 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") in the Private Placement. As compensation for services rendered as finders in connection with the Private Placement, the Company also issued to Adar Equities, LLC and Mueller & Company, Inc. cash compensation of $80,000 each and warrants (the Warrants") exercisable prior to March 20, 2002 for up to an aggregate of 2,100,000 shares of Common Stock, subject to the Share Issuance Limit described below, at the following exercise prices: 1,000,000 shares are exercisable at $4.00 per share; 550,000 shares are exercisable at $4.25 per share and 550,000 shares are exercisable at $4.75 per share. Each of the Warrants provide that they are not exercisable to the extent that following any such exercise, the holder thereof would then be the "beneficial owner" (as defined in Section 13(d) of the Exchange Act) of 10% or more of the Company's then outstanding Common Stock. All of the securities sold in the Private Placement were sold solely to accredited investors under the Securities Act in a transactions exempt from registration under Section 4(2) of the Securities Act. In relying upon such exemption (i) the Company did not engage in any "general solicitation", (ii) each of the purchasers represented that each had such knowledge and experience in financial and business matters such that each was capable of evaluating the merits and risks of the prospective investment and was able to bear the economic risk of such investment, (iii) the purchasers were provided access to all necessary and adequate information to enable the purchasers to evaluate the financial risk inherent in making an investment, and (iv) each of the purchasers represented that each was acquiring the shares for itself and not for distribution. The Company intends to use the proceeds of the Private Placement and any exercises of the Warrants for working capital.

     Each share of Series B Preferred Stock is convertible into the number of shares of Common Stock (subject to the Share Issuance Limit) described in the following paragraph determined by dividing $100 by the lesser of (a) $3.25 and
(b) 75% of the average of the closing bid price of a share of the Common Stock during the five trading days prior to such conversion. Until converted, each share of Series B Preferred Stock is entitled to receive quarterly dividends at the rate of $5.00 per share per annum, payable in cash or shares of Common Stock having a market value equal to the dividend payable. As agreed, the Company on May 1, 1998 filed a registration statement with the Securities and Exchange Commission (File No. 333-51507) registering the shares of Common Stock issuable upon conversion of the Series B Preferred Stock, shares of Common Stock issued in lieu of cash dividends thereon at the option of the Company and shares of Common Stock issued upon exercise of the Warrants for resale under the Securities Act. The dividend increases to

$18.00 per share per annum if resales of the Issuances are not subject to an effective registration statement under the Securities Act by June 30, 1998 and to $24.00 a share per annum if resales of shares issued in the Issuances are not subject to such a registration statement by August 31, 1998. Each share of Series B Preferred Stock is also entitled to a liquidation preference of $100 per share, plus any accrued but unpaid dividends in preference to any other class or series of capital stock of the Company. Except as provided by applicable law, holders of shares of Series B Preferred Stock have no voting rights. Shares of Series B Preferred Stock are convertible at any time prior to March 1, 2000, on which date all outstanding shares of the Series B Preferred Stock will automatically convert into shares of Common Stock at the then applicable conversion rate.

     The exact number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock and exercise of the Warrants (collectively, the "Issuances") cannot currently be determined because the number of shares issuable upon conversion of the Series B Preferred Stock is dependent on future events, principally consisting of the future trading prices of the Common Stock and the conversion decisions of holders of shares of the Series B Preferred Stock. The number of shares of Common Stock issuable as a result of the conversion of the Series B Preferred Stock generally will vary inversely with the market price of the Common Stock. Rules of the National Association of Securities Dealers applicable to the Company require that the Company obtain approval of its stockholders before the issuance at a price per share below the greater of market or book value of the Common Stock of securities (or securities convertible thereinto) having voting power equal to or greater than 20% or more of the outstanding Common Stock of the Company. Accordingly, the Warrants and the Certificate of Designation (the "Certificate") for the Series B Preferred Stock each provide that no more than 2,001,810 shares (the "Share Issuance Limit") of Common Stock (equal to approximately 19.99 percent of the Common Stock based on the 10,009,055 shares of Common Stock outstanding as of March 20,
1998) are issuable upon the total aggregate of conversions of the Series B Preferred Stock and the Warrants (on a first converted/first exercised basis) until stockholder approval of the Issuances are obtained. The Certificate and the Warrants require that the Company seek to obtain stockholder approval of the Issuances at a meeting of stockholders on or prior to June 30, 1998. It is presently expected that this approval will be sought at the annual meeting of the Company's stockholders scheduled to be held on June 8, 1998. Under the terms of Certificate and the Warrants, holders of shares of Common Stock issued upon conversion of the Series B Preferred Stock or exercise of the Warrants are not entitled to vote such shares at the annual meeting or any other meeting at which such approval is sought. The Certificate also provides that shares of the Series B Preferred Stock shall not be convertible at any time to the extent that the holder of shares thereof would after such conversions be the beneficial holder of more than 9.99% of the outstanding shares of Common Stock.

     If stockholder approval of the Issuances is not approved by the stockholders of the Company at a meeting held prior to June 30, 1998, the holders of the Series B Preferred Stock shall have the right at any time to require the Company to redeem any portion or all of any outstanding shares of the Series B Preferred Stock at a price equal to $125 per share which sum would accrue interest at the rate of 11% per annum until paid. If all 32,000 shares of Series B Preferred Stock were so redeemed, the Company would be required to pay the holders thereof a total of $4 million. In addition, during the absence of such stockholder approval the holders of the Warrants shall have the right to require the Company to redeem any portion of the Warrants designated by such holders for redemption a redemption price per share equal to the pre-tax profit such holders would have earned had such holders, at the close of business on the date of its demand for redemption, exercised the redeemed portion and simultaneously sold the shares received on such exercise at the closing sales price of the Common Stock on such date, such redemption price accruing interest at 11% per annum until paid. There can be no assurance that the Company will have available cash resources to redeem the Series B Preferred Stock or Warrants if required to do so. In the event stockholder approval of the Issuances is not obtained, redemption of a substantial number of shares of Series B Preferred Stock or Warrants could have a material adverse effect on the Company's financial condition and its ability to implement its business strategy. Further, if any such redemption causes the Company to fail to meet the listing requirements of the Nasdaq National Market, including the requirement that the Company have tangible net assets in excess of $4 million, the Company would be subject to delisting.

     The issuances of shares of Common Stock upon the conversion of outstanding shares of Series B Preferred Stock will have no effect on the rights or privileges of existing holders of Common Stock except that the economic interests and voting rights of each stockholder will be diluted as a result of such issuances. Further, prior to conversion, holders of Convertible Preferred Stock will be entitled to receive dividends and distributions upon a liquidation of the Company in preference to claims of holders of the Common Stock.

     The Company issued on March 9, 1998 a warrant exercisable for up to 150,000 shares of the Company's common stock to Southport Partners, L.P., an investment banking firm which the Company has engaged to provide strategic and financial advice. The warrants are exercisable for up to five years at a price per share of $4.265 subject to vesting upon the occurrence of certain specified events. The warrants were issued in a transaction exempt from registration under Section 4(2) of the Securities Act.

     The Company on January 28, 1998 and March 17, 1998 issued options to acquire 75,000 and 25,000 shares, respectively, of the Company's common stock to two consultants. The options are exercisable at a price per share of $5.063 and $4.50, respectively, for up to five years subject to vesting upon the achievement of specified performance objectives. The options were each issued in transactions exempt from registration under Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

* Exhibit 4.1 - Form of Private Placement Purchase Agreements
Exhibit 11.1 - Computation of Earnings Per Common Share
Exhibit 27 - Financial Data Schedule


_____________

* Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-51507) filed on May 1, 1998.


No reports were filed on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NEXAR TECHNOLOGIES, INC.

Date:  May 14, 1998                    By  /s/ Albert J. Agbay
                                       -----------------------
                                       Albert J. Agbay
                                       Chairman, Chief Executive Officer
                                       and President
                                       (as authorized officer)


                                       By /s/ Gerald Y. Hattori
                                       ------------------------
                                       Gerald Y. Hattori
                                       Vice President, Finance , Chief Financial
                                       Officer and Treasurer
                                       (as authorized officer and as principal
                                       financial officer)