Form 10-Q
period 1998-06-30
NEXAR TECHNOLOGIES INC
filed 1998-08-14
CIK 1027821

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For The Quarterly Period Ended June 30, 1998


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

                               Yes [x]    No [_]


The number of shares of the registrant's Common Stock, $ 0.01 par value, outstanding as of August 14, 1998 was 10,390,901.

INDEX


Item Number                                                                     Page

Part I:   Introduction                                                            3

          Financial Condition                                                     3

          Financial Information

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   December 31, 1997 and June 30, 1998 (Unaudited)                 4

                   Condensed Consolidated Statements of Operations
                   (Unaudited) for the three months and six months ended
                   June 30, 1997 and June 30, 1998                                 5

                   Condensed Consolidated Statements of Cash Flows
                   (Unaudited) for the six months ended June 30,1997
                   and June 30, 1998                                               6

                   Notes to Condensed Consolidated Financial
                   Statements                                                     7-8


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                  9-12

          Item 3.  Quantitative and Qualitative Disclosure About Market Risk       12

Part II:  Other Information

          Item 1.  Legal Proceedings                                               13
          Item 2.  Changes in Securities and Use of Proceeds                       13
          Item 3.  Defaults Upon Senior Securities                                 13
          Item 4.  Submission of Matters to a Vote of Security Holders           13-14
          Item 5.  Other Information                                               14
          Item 6.  Exhibits and Reports on Form 8-K                                14

          Signatures                                                               15


Introduction

     This quarterly report, future filings of the Company, press releases of the Company, and oral statements made with the approval of an authorized executive officer of the Company, contain or may contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the captions "Financial Condition," "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity," "--Certain Factors that May Affect Future Results", "--Recent Developments," and "Litigation."

Financial Condition

     The Company recently has taken the following initial steps as part of its planned restructuring of the Company's finances and operations: (i) On July 24, 1998, the Company entered into a Commercial Financing Agreement with Porter Capital Corporation providing for short term secured financing of up to $850,000; (ii) the Company has entered into negotiations regarding the "outsource" contract manufacturing of its personal computers and financing related thereto; (iii) the Company engaged Venture Partners Ltd. of Kensington, Connecticut to provide advisory services with respect to restructuring its operations and finances and (iv) the Company has entered into negotiations for the sublease or early termination of the lease of the Company's 100,000 square foot manufacturing facility in Hayward California. Notwithstanding these steps, because of the substantial losses incurred in fiscal 1997 and continuing losses in fiscal 1998 from its operations, the Company needs to raise additional funds soon to continue its business at current operating levels. Accordingly, the Company is also engaged in discussions with potential lenders and investors for new debt and equity financing of the Company. In the event the Company is unable to obtain the funds needed to continue its business operations, the combination of continued losses and concern among the Company's customers and suppliers about the Company's future viability could force the Company to substantially curtail or cease its business operations or to seek protection under insolvency laws. The Company's financial performance during the third and fourth quarters of 1998 and in the future will depend upon its ability to purchase goods and services on credit, to meet its obligations as they become due, and to successfully implement its restructuring plan. No assurance can be given that the Company will be able to raise the required funds on favorable terms or on any terms.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           NEXAR TECHNOLOGIES, INC. AND SUBSIDIARY
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands, Except Share Amounts)


                                                                  (Unaudited)
                                                   DECEMBER 31,     JUNE 30,
                                                      1997           1998
                                                  ------------    ---------
ASSETS
Current Assets
 Cash and cash equivalents                        $  1,814        $    806
 Accounts receivable, net                            8,832           6,242
 Inventories                                         4,973           4,012
 Prepaid expenses and other current assets           2,191           2,018
                                                  --------        --------
  Total current assets                              17,810          13,078

 Property and equipment, net                           810             643
 Purchased technology, net                             917             688
 Other assets                                          372             352
                                                  --------        --------
                                                  $ 19,909        $ 14,761
                                                  ========        ========

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
 Accounts payable                                    6,177           4,825
 Accrued expenses                                    1,189             758
 Accrued preferred stock dividends                       -           1,045
 Due to related parties                                462             462
 Current maturities of obligations under
  capital lease                                         58              62
                                                  --------        --------
  Total current liabilities                          7,886           7,152
Deferred compensation                                  750           1,125
Obligations under capital lease,
 less current maturities                               134             102
                                                  --------        --------
  Total liabilities                                  8,770           8,379

Stockholders' equity:
 Preferred stock, $0.01 par value, 10,000,000
 shares authorized; 45,684 and 75,984 shares
 issued and outstanding at December 31, 1997
 and June 30, 1998, stated at liquidation
 preferred value                                     4,568           7,593
Common stock, $0.01 par value, 30,000,000
 shares authorized; 9,488,715 and 10,390,901
 shares issued and outstanding at
 December 31, 1997 and June 30, 1998,
  respectively                                          95             104
Additional paid in capital                          29,594          29,677
Accumulated deficit                                (23,118)        (30,992)
                                                  --------        --------
 Total stockholders' equity                         11,139           6,382
                                                  --------        --------
                                                  $ 19,909        $ 14,761
                                                  ========        ========


See accompanying notes to condensed consolidated financial statements.

                            NEXAR TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Share And Per Share Data)
                                  (Unaudited)



                               THREE MONTHS ENDED        SIX MONTHS ENDED
                               ------------------       -----------------
                              JUNE 30,    JUNE 30,     JUNE 30,    JUNE 30,
                                1997        1998         1997        1998
                              --------   ---------     --------    --------
Net revenues                   $9,172      $3,864       $17,997     $7,452
Cost of revenues                8,515       4,272        16,651      8,375
                             --------    --------      --------   --------
Gross profit (loss)               657        (408)        1,346       (923)
                             --------    --------      --------   --------

Operating expenses:

 Research and development         419         334           720        667
 Selling and marketing          2,226       1,175         3,919      2,143
 General and administrative       740       1,688         1,525      3,054
                             --------    --------      --------   --------
Total operating expenses        3,385       3,197         6,164      5,864
Net loss before interest
 income                       ($2,728)    ($3,605)      ($4,818)   ($6,787)

Interest income                    87           9            87         16
                             --------    --------      --------   --------
Net loss                       (2,641)     (3,586)       (4,731)    (6,771)

Preferred stock dividends           -         (37)            -     (1,104)
Net loss applicable to
  common stock                ($2,641)    ($3,633)      ($4,731)   ($7,875)
                             ========    ========      ========   ========

Net loss per common share:

 Basic                         ($0.34)     ($0.40)       ($0.75)    ($0.88)
                             ========    ========      ========   ========
 Diluted                       ($0.25)     ($0.33)       ($0.52)    ($0.73)
                             ========    ========      ========   ========

Weighted average common
 shares:

 Basic                      7,718,681    9,020,957    6,275,556  8,915,006
                           ==========   ==========   ========== ==========
 Diluted                   10,591,601   10,924,002    9,148,476 10,818,051
                           ==========   ==========   ========== ==========


See accompanying notes to condensed consolidated financial statements.

                            NEXAR TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands, Unaudited)

                                                    SIX MONTHS ENDED
                                                   ------------------
                                                  JUNE 30,    JUNE 30,
                                                   1997        1998
                                                  --------    --------
Cash flows from operating activities:
 Net loss                                        ($4,731)     ($6,771)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
   Depreciation and amortization                     293          332
   Deferred compensation                               -          375
   Changes in current assets and
    liabilities:
    Accounts receivable                           (5,761)       2,590
    Inventories                                    1,052          961
    Prepaid expenses and other
     current assets                                 (480)         173
    Accounts payable                                 369       (1,351)
    Accrued expenses                                (853)        (461)
    Deferred revenue                               1,908            -
                                                 -------      -------
       Net cash used in operating activities      (8,203)      (4,152)
                                                 -------      -------

Cash flows from investing activities:
 Purchases of property and equipment                (240)          85
 Increase in other assets                            686            -
                                                 -------      -------
      Net cash used in investing activities          446           85
                                                 -------      -------

Cash flows from financing activities:
 Payments made to related parties                ($7,700)           -
 Net proceeds from issuance of common stock       19,687           34
 Net proceeds from issuance of preferred stock         -        3,025
                                                 -------      -------
      Net cash provided by financing activities  $11,987        3,059
                                                 -------      -------

Net increase (decrease) in cash and cash
 equivalents                                       4,230       (1,008)
Cash and cash equivalents, beginning of period     2,739        1,814
                                                 -------      -------
Cash and cash equivalents, end of period         $ 6,969      $   806
                                                 =======      =======

Supplemental disclosure of noncash investing
 and financing activities:
  Conversion of amounts due to related parties
   to preferred stock                            $ 4,568            -
  Conversion of amounts due to related parties
   to common stock                               $10,000            -
  Accrued preferred stock dividends                    -      $ 1,045
                                                 =======      =======

See accompanying notes to condensed consolidated financial statements.

Nexar Technologies, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nexar Technologies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and is in need of additional working capital to fund operating activities. The Company is engaged in discussions with potential lenders and investors for new debt and equity financing of the Company. In the event the Company is unable to obtain the funds needed to continue its business operations, the combination of continued losses and the concern among the Company's customers and suppliers about the Company's future viability could force the Company to substantially curtail or cease its business operations or to seek protection under insolvency laws. There can be no assurance that the Company can complete a financing transaction on favorable terms or on any terms.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.)  Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Intelesys Corporation (a Delaware corporation), which is inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

3.)  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                       December 31,  June 30,
(In Thousands)                                             1997        1998
                                                      ------------   -------

Raw materials ....................................        $4,519      $3,114
Work-in-process ..................................           110         508
Finished goods ...................................           344         390
                                                          ------      ------
                                                          $4,973      $4,012
                                                          ======      ======

     Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

4.)  Concentration of Credit Risk

Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosures of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign currency exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of cash and trade accounts receivable. The Company places its cash in highly rated financial institutions. The Company's accounts receivable includes two customers, who represented approximately $ 833,874 and $687,344, respectively, of accounts receivable at June 30, 1998. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

5.)  Initial Public Offering

The Company completed the initial public offering of 2,500,000 shares at $9.00 per share on April 14, 1997. Net proceeds to the Company amounted to $19.7 million. The Company's condensed statement of cash flows for the period ended June 30, 1997 contains the effect of this transaction.

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

     The table below presents the statement of operations items for the three months and six months ended June 30, 1997 and June 30, 1998 as a percentage of net revenues and provides the percentage increase in absolute dollars of such items comparing the interim periods ended June 30, 1998 to the corresponding period from the prior fiscal period.

                                       THREE MONTHS ENDED      % Change of       SIX MONTHS ENDED       % Change of
                                       JUNE 30,   JUNE 30,   Dollar Increase/    JUNE 30, JUNE 30,     Dollar Increase/
                                         1997       1998        (Decrease)         1997      1998         (Decrease)
                                       ------     ------     ----------------    -------    -------    ----------------
Net revenues                           100.0%     100.0%         (57.9)%         100.0%    100.0%           (58.6)%
Cost of revenues                        92.8%     110.6%         (49.8)%          92.5%    112.4%           (49.7)%
                                       -----      -----         ------          ------     -----            -----
Gross profit (loss)                      7.2%     (10.6)%       (162.1)%           7.5%    (12.4)%           (8.9)%

Operating expenses:

Research and development                 4.6%       8.6%         (20.3)%           4.0%      9.0%            (7.4)%
Selling and marketing                   24.3%      30.4%         (47.2)%          21.8%     28.8%           (45.3)%
General and administrative               8.1%      43.7%         128.1 %           8.5%     41.0%           100.3%
                                       -----      -----         ------          ------     -----            -----
Total operating expenses                37.0%      82.7%          (5.6)%          34.3%     78.7%            (4.9)%

Net loss before interest income        (29.8)%    (93.3)%        (32.1)%         (26.8)%   (91.1)%          (40.9)%

Interest income                          1.0%       0.2%         (89.7)%           0.5%      0.2%           (81.6)%
                                       -----      -----         ------          ------     -----            -----
Net loss                               (28.8)%    (93.1)%        (36.2)%         (26.3)%   (90.9)%          (43.1)%
Preferred stock dividends                  -       (1.0)%            -               -     (14.8)%              -
                                       -----      -----         ------          ------     -----           ------
Net loss applicable to common stock    (28.8)%    (94.0)%        (37.6)%         (26.3)%  (105.7)%          (66.5)%
                                       =====      =====         ======          ======     =====           ======


Net Revenues

     Net revenues for the second quarter ended June 30, 1998 were $3.9 million as compared to $9.2 million during the same period a year ago. For the six months ended June 30, 1998 net revenues decreased to $7.5 million as compared to $18.0 million in the comparable period of 1997. The decline in revenues was attributable in part to increased competition from larger manufacturers offering competing products and concern among some of the Company's potential customers about the Company's future viability. Due to the Company's cash flow constraints, the Company also was unable to procure the necessary components to fulfill some of its orders.

Gross Profit (Loss)

  The Company recorded a gross loss of $408,000 in the second quarter of 1998 as compared to a gross profit of $657,000 for the same period in the previous year. For the six months ended June 30, 1998 the gross loss was $923,000 as compared to a gross profit of $1,346,000 for the same period a year ago. The decrease in gross profit for the comparable periods was primarily due to unabsorbed fixed factory costs, as a result of the decreased shipments for the three months and six months ended June 30, 1998. In addition, the Company adjusted its inventory valuation at June 30, 1998 to reflect the reduced component pricing that the PC industry is experiencing.

Operating Expenses

  Research and development expenses in the second quarter and the six months ended June 30, 1998 decreased in absolute dollars as compared to the same period(s) in the prior year. Research and development expenses increased as a percentage of revenues to 8.6% in the second quarter of 1998, as compared to 4.6% for the same period a year ago and for the respective six-month period increased to 9.0% in 1998 from 4.0% in 1997. This percentage increase was primarily due to the lower shipment volume during the three months and six months ended June 30, 1998.

  Selling and marketing expenses decreased to $1.2 million in the second quarter of 1998 as compared to $2.2 million in the second quarter of 1997. For the six months ended June 30, 1998 selling and marketing expenses decreased to $2.1 million as compared to $3.9 million for the same period a year ago. The decrease in both the three months and six months periods were attributable to the higher level of expense in 1997 as compared to the same period(s) in the current year for marketing efforts focused on building brand awareness of the Company's products. The Company has shifted its focus to emphasize original equipment manufacturer (OEM) relationships, but intends to continue to invest in cooperative sales and marketing efforts with its customers.

  General and administrative expenses increased to $1.7 million in the second quarter of 1998 as compared to $0.7 million for the same period a year ago. For the six months ended June 30, 1998 these expenses amounted to $3.1 million as compared to $1.5 million for the same period of 1997. The increase in general and administrative expenses for the three months and six months periods of 1998 was primarily due to increased legal, outside consulting, rent, directors and officers insurance, and deferred compensation charges.


Liquidity and Capital Resources.

  The Company's working capital has decreased to $5.9 million at June 30, 1998 compared to $9.9 million at December 31, 1997. The Company consummated a short-term accounts receivable financing arrangement on July 24, 1998 with Porter Capital Corporation. This financing will allow the Company to receive funds in advance of payment on certain of its accounts receivable of up to $850,000 and will assist the Company to fund expenditures for the short term, while the Company seeks to obtain longer term debt financing and/or private investment monies.

  The Company needs to raise additional funds in the near term to continue its business at current operating levels. Accordingly, the Company is engaged in discussions with potential lenders and investors for new debt and equity financing of the Company. In the event the Company is unable to obtain the funds needed to continue its business operations, the combination of continued losses and the concern among the Company's customers and suppliers about the Company's future viability could force the Company to substantially curtail or cease its business operations or to seek protection under insolvency laws. There can be no assurance that the Company can complete a financing transaction on favorable terms or on any terms.

Certain Factors that May Affect Future Results

  There are a number of factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements contained in this report, in future filings of the Company, press releases of the Company, and oral statements made with the approval of an authorized executive officer of the Company. These factors include those set forth above under the captions "-- Financial Condition," and "--Liquidity" and below under the captions "Recent
Developments" and "Litigation."   Additional factors that may cause or
contribute to such differences include, but are not limited to, risks discussed in the Company's Form 10-K for the period ended December 31, 1997 and from time to time in the Company's other filings with the Securities and Exchange Commission (the "Commission") (File No. 0-29194), including, without limitation, the following, (a) the uncertainty of the availability of additional capital to fund the Company's operations, (b) intense competition in the personal computer business, (c) the Company's dependence on a substantial customer, (d) the risks associated with rapid substantial growth, (e) the uncertainty of market acceptance of the Company's products, (f) the dependence of the Company on outside engineering for the development of its products, (g) the risks associated with the protection and possible infringement of the Company's intellectual property, (h) dependence upon a third party to provide service and support to the Company's customers, (i) dependence on third party distributors and resellers, and (j) the risks associated with reliance on suppliers.

  As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

Recent Developments

  The Company has taken the following initial steps as part of its planned restructuring of the Company's finances and operations: (i) on July 24, 1998, the Company entered into a Commercial Financing Agreement with Porter Capital Corporation providing for short term secured financing of up to $850,000; (ii) the Company has entered into negotiations regarding the "outsource" contract manufacturing of its personal computers and financing related thereto; (iii) the Company engaged Venture Partners Ltd. of Kensington, Connecticut to provide advisory services with respect to restructuring its operations and finances; and
(iv) the Company has entered into negotiations for the sublease or early termination of the lease of the Company's 100,000 square foot manufacturing facility in Hayward, California.

  By letter dated July 16, 1998, The Nasdaq Stock Market ("Nasdaq") informed the Company that the Company was not in compliance with a Nasdaq National Market listing requirement that the market value of shares of the Company's common stock held by the public (i.e., publicly traded shares not held by its executive officers, directors or greater than 10% stockholders) be at least $5 million. Nasdaq advised the Company that it has until October 16, 1998 to demonstrate compliance with such requirement by attaining a $5 million market value for such shares for ten consecutive trading days. Nasdaq further advised the Company that if it is unable to so comply and obtains no other relief pursuant to Nasdaq procedural remedies, the Company's common stock will be delisted from the

Nasdaq National Market on October 20, 1998. The Company received a similar letter from Nasdaq dated August 7, 1998 regarding the failure of the Company's common stock to maintain a required minimum $1 per share bid price and informing the Company that it must demonstrate compliance with such per share price requirement for ten consecutive trading days by November 9, 1998 (in addition to meeting its other compliance requirements, including those applicable to the market value of its non-affiliated publicly traded shares described above) in order to avoid delisting of its shares of common stock from the Nasdaq National Market on November 11, 1998. Given the Company's ongoing efforts to restructure its operations, the Company anticipates that it will appeal a potential delisting to Nasdaq's Listing and Hearing Review Committee and anticipates that delisting of the Company's common stock may be stayed during the pendency of such appeal. There can be no assurance, however, that the Company will be able to maintain the Nasdaq National Market listing for the Company's common stock (whether as a result of failure to meet the minimum bid price requirement, the market value requirement or other requirements imposed by the Nasdaq National Market). The Company's management anticipates that the absence of the Nasdaq National Market listing for the Company's common stock would have an adverse effect on the market for, and potentially the market price of, the Company's common stock. If the Company's common stock is delisted from the Nasdaq National Market, the Company expects that brokers would continue to make a market in the Company's common stock on the OTC Bulletin Board.

  In March 1998, the Company announced that it had engaged an investment-banking firm to provide advisory services to the Company concerning a possible joint venture, a sale of the Company, licensing and other potential transactions.
The Company is not currently engaged in any negotiations with respect to any such potential transaction.

Item 3  Quantitative and Qualitative Disclosure About Market Risk

  Not applicable

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 7, 1998, First International Computer, Inc. ("FIC"), a Taiwanese corporation and the Company's sole supplier of its proprietary motherboards, filed a lawsuit against the Company in the Superior Court of Alameda County, California. FIC's complaint seeks damages of $4,150,210 based on its allegations that the Company has failed to order shipment of goods manufactured by FIC that FIC alleges it manufactured pursuant to purchase orders submitted by the Company. The Company believes that the allegations are without merit and that FIC is attempting to force the Company to pay for finished goods manufactured by FIC (and surplus component parts acquired by FIC) that were not subject to firm purchase orders by the Company and for which the Company has no obligation of payment. The parties have agreed that FIC will continue to supply the Company with its proprietary motherboards as needed on a cash-on-delivery basis while the parties attempt to resolve the dispute and the Company will not be required to file a response to FIC's complaint until at least August 31, 1998 in order that the Company and FIC can engage in discussions seeking to resolve the matter. If the Company is unable to resolve FIC's claims, it intends to vigorously defend against FIC's allegations. If the Company is unable to resolve the dispute, however, there can be no assurance that the Company will be able to obtain its proprietary motherboards from FIC past August 31, 1998. The Company does not currently have an alternative supplier of these component parts and any sustained interruption in the supply of these parts would have a material adverse effect on the Company.

Item 2. Changes in Securities and Use of Proceeds

In consideration of services rendered, the Company on April 30, 1998 issued 12,500 shares of the Company's common stock to a consultant that is qualified an accredited investor. These shares were issued in a transaction exempt from registration under Section 4(6) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The matters set forth below were acted on at the annual meeting of the stockholders of the Company held on June 22, 1998. The Company solicited proxies for the annual meeting pursuant to the Commission's Regulation 14; there was no solicitation in opposition to board of director's nominee for director as listed in the Proxy Statement or the substitute nominee listed in the Notice of Postponement for the meeting dated June 1, 1998

  1. Steven Georgiev was elected as a director to a three-year term ending on the date of the annual meeting of stockholders in 2001 and when a successor is duly elected and qualified. 6,157,444 shares were voted in favor of Mr. Georgiev's election, 3,745,225 shares were withheld, and no shares were voted against, abstained, or subject to a broker non-vote. The directors whose term of office as a director continued after the annual meeting are Joseph E. Levangie and Albert J. Agbay.

  2. Stockholders disapproved a proposal for issuance of shares of common stock of the Company upon conversion of shares of the Company's Series B Convertible Preferred Stock and upon the exercise of certain warrants in excess of an aggregate of 2,001,810 shares of common stock. As to this proposal, 1,038,949 shares were voted in favor, 6,267,599 shares were voted against, 136,871 shares were voted to abstain and 2,459,250 shares were subject to broker non-votes.

  3. Stockholder approved the Board's selection of BDO Seidman, LLP as the Company's independent auditor for the year ending December 31, 1998. As to this proposal, 5,721,075 shares were voted in favor, 4,175,944 shares were voted against, 5,650 shares were voted to abstain and no shares were subject to broker non-votes.


Item 5. Other Information

Stockholders wishing to bring a proposal before the 1999 annual meeting of the stockholders (but not include it in the Company's Proxy Statement) must cause written notice of the proposal to be received by the Secretary of the Company at the executive offices of the Company at 257 Turnpike Road, Southborough, Massachusetts 01772 by no later than March 16, 1999.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 11.1 - Computation of Earnings Per Common Share
Exhibit 27 - Financial Data Schedule

The Company filed a Form 8-K with the Commission on June 23, 1998 including a copy of a press release released by the Company on that date regarding the outcome of matters decided at the annual meeting of stockholders held on June 22, 1998 and other information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NEXAR TECHNOLOGIES, INC.

Date: August 14, 1998                 BY /s/ Albert J. Agbay
                                         -----------------------------------
                                         Albert J. Agbay
                                         Chairman, Chief Executive Officer
                                         and President
                                         (as authorized officer)


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