Form 10-Q
period 1998-09-30
NEXAR TECHNOLOGIES INC
filed 1998-11-16
CIK 1027821

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For The Quarterly Period Ended September 30, 1998


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

                            Yes [ x  ]    No [    ]


The number of shares of the registrant's Common Stock, $ 0.01 par value, outstanding as of November 12, 1998 was 12,265,125.

INDEX

Item Number                                                                           Page

Part I:   Introduction                                                                  3

          Financial Condition                                                           3

          Financial Information

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   December 31, 1997 and September 30, 1998 (Unaudited)                 4

                   Condensed Consolidated Statements of Operations
                   (Unaudited) for the three months and nine months ended
                   September 30, 1997 and September 30, 1998                            5

                   Condensed Consolidated Statements of Cash Flows
                   (Unaudited) for the nine months ended September 30,1997
                   and September 30, 1998                                               6

                   Notes to Condensed Consolidated Financial Statements                7-8


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                       9-12

          Item 3.  Quantitative and Qualitative Disclosure About Market Risk            12

Part II:  Other Information

          Item 1.  Legal Proceedings                                                    13
          Item 2.  Changes in Securities and Use of Proceeds                            14
          Item 3.  Defaults Upon Senior Securities                                      14
          Item 4.  Submission of Matters to a Vote of Security Holders                  14
          Item 5.  Other Information                                                    14
          Item 6.  Exhibits and Reports on Form 8-K                                     14

          Signatures                                                                    15


Introduction

     This quarterly report, future filings of the Company, press releases of the Company, and oral statements made with the approval of an authorized executive officer of the Company, contain or may contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the captions "Financial Condition," "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity," "--Certain Factors that May Affect Future Results" and "Litigation."

Financial Condition

     Recent litigation filed by and concern among the Company's creditors may soon force the Company to seek protection under insolvency laws. Despite restructuring efforts, the Company has been unable to obtain sufficient new financing. Certain of the Company's trade creditors have recently filed lawsuits through the date of this report seeking payment of an aggregate of approximately $1.5 million claimed to be owed to such creditors for goods and services supplied to the Company. In addition, holders of 26,461 shares of the Company's Series B Convertible Preferred Stock have exercised their right of redemption of such shares at an aggregate redemption price of approximately $3.3 million. The Company does not have the funds to pay such redemption price, which is currently due and accrues interest at 11% per annum until paid. Even if the Company is able to obtain the funds needed to continue its business operations, continuing concern among the Company's customers and suppliers about the Company's future viability could force the Company to seek protection under insolvency laws. On November 6, 1998, the Company announced that it had closed its California manufacturing facility pursuant to an early termination of its lease with the landlord as part of its attempt to restructure its
operations.   The Company also recently signed an agreement with a contract manufacturer to produce the Company's proprietary XPA (Cross Processor Architecture) PCs. The Company has obtained limited short-term financing that enabled it to fund only a limited amount of production by the third party contract manufacturer. The Company has reduced its workforce to 26 employees; a reduction of 56 since June 30, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity" and "Litigation" below.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                    NEXAR TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In Thousands, Except Share Amounts)

                                                                   (UNAUDITED)
                                               DECEMBER 31,       SEPTEMBER 30,
                                                  1997                1998
                                               -----------        ------------
ASSETS
Current Assets:
  Cash and cash equivalents                      $  1,814            $    691
  Accounts receivable, net                          8,832               2,925
  Inventories                                       4,973               1,593
  Prepaid expenses and other current assets         2,191               1,777
                                                 --------            --------
    Total current assets                           17,810               6,986

  Property and equipment, net                         810                 602
  Purchased technology, net                           917                 573
  Other assets                                        372                 335
                                                 --------            --------
                                                 $ 19,909            $  8,496
                                                 ========            ========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                  6,177               4,486
  Accrued expenses                                  1,189               1,392
  Accrued preferred stock dividends                     -                 952
  Due to related parties                              462                 462
  Current maturities of obligations under
   capital lease                                       58                  64
                                                 --------            --------
    Total current liabilities                       7,886               7,356

Deferred compensation                                 750               1,313
Obligations under capital lease, less
 current maturities                                   134                  85
                                                 --------            --------
    Total liabilities                               8,770               8,754
                                                 --------            --------

Stockholders' equity (deficit):
  Preferred stock, $0.01 par value,
   10,000,000 shares authorized; 45,684
   and 72,145 shares issued and outstanding
   at December 31, 1997 and September 30, 1998,
   stated at liquidation preference value           4,568               7,215

  Common stock, $0.01 par value, 30,000,000
   shares authorized; 9,488,715 and
   12,265,125 shares issued and outstanding
   at December 31, 1997 and September 30, 1998
   respectively                                        95                 123

Additional paid in capital                         29,594              30,164
Accumulated deficit                               (23,118)            (37,760)
                                                 --------            --------
    Total stockholders' equity (deficit)           11,139                (258)
                                                 --------            --------
                                                 $ 19,909            $  8,496
                                                 ========            ========

See accompanying notes to condensed consolidated financial statements.

                           NEXAR TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                            SEP 30,        SEP 30,       SEP 30,       SEP 30,
                                             1997           1998          1997          1998
                                         ------------   ------------  ------------  ------------
Net Revenues                             $     4,403    $     2,517   $    22,399   $     9,969
Cost of revenues                               6,119          4,556        22,769        12,931
                                         ------------   ------------  ------------  ------------
Gross loss                                    (1,716)        (2,039)         (370)       (2,962)
                                         ------------   ------------  ------------  ------------

Operating expenses:

Research and development                         464            253         1,184           921
Selling and marketing                          1,692            955         5,612         3,098
General and administrative                     1,646          3,487         3,170         6,540
                                         ------------   ------------  ------------  ------------
Total operating expenses                       3,802          4,695         9,966        10,559
                                         ------------   ------------  ------------  ------------

Net loss before interest income          $    (5,518)   $    (6,734)  $   (10,336)  $   (13,521)

Interest income (expense), net                    64             (1)          151            16
                                         ------------   ------------  ------------  ------------

Net loss                                      (5,454)        (6,735)      (10,185)      (13,505)
Preferred stock dividends                          -            (33)            -        (1,137)
                                         ------------   ------------  ------------  ------------
Net loss applicable to common stock      $    (5,454)   $    (6,768)  $   (10,185)  $   (14,642)
                                         ============   ============  ============  ============

Net loss per common share
  Basic                                  $     (0.68)   $     (0.68)  $     (1.48)  $     (1.58)
                                         ============   ============  ============  ============
  Diluted                                $     (0.50)   $     (0.57)  $     (1.29)  $     (1.33)
                                         ============   ============  ============  ============

Weighted average common shares
  Basic                                    8,030,949      9,997,650     6,861,419     9,248,258
                                         ============   ============  ============  ============
  Diluted                                 10,883,229     11,779,615     7,885,314    11,030,223
                                         ============   ============  ============  ============


See accompanying notes to condensed consolidated financial statements.

                           NEXAR TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            NINE MONTHS ENDED
                                                         ----------------------
                                                         SEPT. 30,     SEPT. 30,
                                                           1997          1998
                                                         --------      --------
Cash flows from operating activies:
  Net loss                                               $(10,185)     $(13,505)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                             444           501
    Provision for doubtful accounts                           785           431
    Deferred compensation                                       -           563
    Changes in current assets and liabilities:
      Accounts receivable                                  (4,477)        5,476
      Inventories                                            (585)        3,380
      Prepaid expenses and other current assets              (968)          421
      Accounts payable                                      1,429        (1,692)
      Accrued expenses                                       (117)          162
      Due to related parties                                 (545)            -
      Deferred revenue                                      1,908             -
                                                         --------       -------
        Net cash used in operating activities             (12,311)       (4,263)

Cash flows from investing activities:
  Increase in short term investments                     $   (997)            -
  Purchases of property and equipment                        (370)          (19)
  Retirements of property and equipment                         -           100
  Decrease in other assets                                    686             -
                                                         --------       -------
    Net cash used in investing activities                    (681)           81

Cash flows from financing activities:
  Payments made to related parties                       $ (7,704)            -
  Net proceeds from issuance of common stock               19,687            34
  Net proceeds from issuance of preferred stock                 -         3,025
                                                         --------       -------
    Net cash provided by financing activities            $ 11,983         3,059
                                                         --------       -------

Net decrease in cash and cash equivalents                  (1,009)       (1,123)
Cash and cash equivalents, beginning of period              2,739         1,814
                                                         --------       -------
Cash and cash equivalents, end of period                 $  1,730           691
                                                         ========       =======

Supplemental disclosure of noncash investing and
 financing activities:
  Conversion of amounts due to related parties to
   preferred stock                                       $  4,568             -
  Conversion of amounts due to related parties to
   common stock                                          $ 10,000             -
  Accrued preferred stock dividends                             -           952
  Interest paid during the period                               2            17

See accompanying notes to condensed consolidated financial statements.

Nexar Technologies, Inc. and Subsidiary
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Nexar Technologies, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K. The accompanying condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Recent litigation filed by and concern among the Company's creditors may soon force the Company to seek protection under insolvency laws. Despite restructuring efforts, the Company has been unable to obtain sufficient new financing. A short-term secured financing arrangement pursuant to which the Company was able to borrow up to $850,000 was duly terminated in October 1998. Although the Company has obtained limited short-term financing since then to finance the manufacture of its products by a third-party contract manufacturer, there can be no assurance that the Company can obtain any further funds in order to continue operations. Even if the Company is able to obtain the funds needed to continue its business operations, continuing concern among the Company's customers and suppliers about the Company's future viability could force the Company to seek protection under insolvency laws.

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.)   Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Intelesys Corporation (a Delaware corporation), which is inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

3.) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                         December 31,  September 30,
(In Thousands)                                               1997          1998
                                                             ----          ----

Raw materials .......................................        $4,519         $1,375
Work-in-process .....................................           110            181
Finished goods ......................................           344             37
                                                             ------         ------
                                                             $4,973         $1,593
                                                             ======         ======


     Work-in-process and finished goods inventories consist of material, labor and manufacturing overhead.

4.)  Concentration of Credit Risk

Statement of Financial Accounting Standards (SFAS) No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosures of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations of credit risk such as foreign currency exchange contracts, options contracts or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk consist primarily of cash and trade accounts receivable. The Company places its cash in highly rated financial institutions. The Company's accounts receivable includes two customers, who represented approximately $ 487,875 and $249,516, respectively, of accounts receivable at September 30, 1998. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited.

5.)  Initial Public Offering

The Company completed the initial public offering of 2,500,000 shares at $9.00 per share on April 14, 1997. Net proceeds to the Company amounted to $19.7 million. The Company's condensed statements of cash flows for the period ended September 30, 1997 contains the effect of this transaction.

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

     The table below presents the statement of operations items for the three months and nine months ended September 30, 1997 and September 30, 1998 as a percentage of net revenues and provides the percentage increase in absolute dollars of such items comparing the interim periods ended September 30, 1998 to the corresponding period from the prior fiscal period.

                                            THREE MONTHS ENDED         % CHANGE OF          NINE MONTHS ENDED         % CHANGE OF
                                           SEPT 30,    SEPT 30,      DOLLAR INCREASE/     SEPT 30,     SEPT 30,     DOLLAR INCREASE/
                                             1997        1998          (DECREASE)           1997         1998          (DECREASE)
                                           --------    --------     -----------------     --------     --------     ----------------
Net revenues                                100.0 %     100.0 %          (42.8)%           100.0 %      100.0 %          (55.5)%
Cost of revenues                            139.0 %     181.0 %          (25.5)%           101.7 %      129.7 %          (43.2)%
                                           --------    --------     -----------------     --------     --------     ----------------
Gross loss                                  (39.0)%     (81.0)%          (18.8)%            (1.7)%      (29.7)%         (700.5)%

Operating expenses:

Research and development                     10.5 %      10.1 %          (45.5)%             5.3 %        9.2 %          (22.2)%
Selling and marketing                        38.4 %      37.9 %          (43.6)%            25.1 %       31.1 %          (44.8)%
General and administrative                   37.4 %     138.5 %          111.8 %            14.2 %       65.6 %          106.3 %
                                           --------    --------     -----------------     --------     --------     ----------------
Total operating expenses                     86.3 %     186.5 %           23.5 %            44.6 %      105.0 %            6.0 %

Net loss before interest income            (125.3)%    (267.5)%          (22.0)%           (46.3)%     (135.6)%          (30.8)%

Interest income                               1.5 %         -           (101.6)%             0.7 %        0.2 %          (90.1)%
                                           --------    --------     -----------------     --------     --------     ----------------

Net loss                                   (123.8)%    (267.5)%          (23.5)%           (45.6)%     (135.5)%          (32.6)%
Preferred stock dividends                       -        (1.3)%         (100.0)%               -        (11.4)%         (100.0)%
                                           --------    --------     -----------------     --------     --------     ----------------
Net loss applicable to common stock        (123.8)%    (268.8)%          (24.1)%           (45.6)%     (146.9)%          (43.8)%
                                           --------    --------     -----------------     --------     --------     ----------------


Net Revenues

     Net revenues for the third quarter ended September 30, 1998 were $2.5 million as compared to $4.4 million during the same period a year ago. For the nine months ended September 30, 1998 net revenues decreased to $10.0 million as compared to $22.4 million in the comparable period of 1997. The decline in revenues was due to concern among some of the Company's potential customers about the Company's future viability and the Company's continued cash flow constraints, which adversely affected the ability of the Company to generate orders and rendered the Company unable to procure the necessary components to fulfill some of the orders it did receive.

Gross Loss

     The Company recorded a gross loss of $2.0 million in the third quarter of 1998 as compared to a gross loss of $1.7 million for the same period in the previous year. For the nine months ended September 30, 1998 the gross loss was $3.0 million as compared to a gross loss of $0.4 million for the same period a year ago. The increase in gross loss for the comparable periods was primarily due to unabsorbed fixed factory costs, as a result of the decreased shipments for the three months and nine months ended September 30, 1998. The Company also revalued its inventory down to its fair market value at September 30, 1998.

Operating Expenses

     Research and development expenses in the third quarter and the nine months ended September 30, 1998 decreased 46% and 22%, respectively as compared to the same period(s) in the prior year. This lower spending was primarily due to the Company's limited cash availability.

     Selling and marketing expenses decreased 44% in the third quarter of 1998 as compared to the third quarter of 1997. For the nine months ended September 30, 1998 selling and marketing expenses decreased 45% as compared to a year ago. The decrease in both the three months and nine months periods were attributable to lower spending in the current year due to reduced financial resources and a change in marketing efforts.

     General and administrative expenses increased to $3.5 million in the third quarter of 1998 as compared to $1.6 million for the same period a year ago. For the nine months ended September 30, 1998 these expenses amounted to $6.5 million as compared to $3.2 million for the same period of 1997. The increase in general and administrative expenses for the three months and nine months periods of 1998 was primarily due to increased legal, outside consulting, rent, directors and officers insurance, and deferred compensation charges. The Company also increased its allowance for bad debt expense in connection with numerous customer accounts which have been placed for collection and/or litigation.


Liquidity and Capital Resources.

Recent litigation filed by and concern among the Company's creditors may soon force the Company to seek protection under insolvency laws. Despite restructuring efforts, the Company has been unable to obtain sufficient new financing. Certain of the Company's trade creditors have recently filed lawsuits through the date of this report seeking payment of an aggregate of approximately $1.5 million claimed to be owed to such creditors for goods and services supplied to the Company. In addition, holders of 26,461 shares of the Company's Series B Convertible Preferred Stock have exercised their right of redemption of such shares at an aggregate redemption price of approximately $3.3 million. The Company is unable to pay such redemption price, which is currently due and accrues interest at 11% per annum until paid. A short-term secured financing arrangement with Porter Capital Corporation pursuant to which the Company was able to borrow up to $850,000 was duly terminated in October 1998. Although the Company has obtained limited short-term financing since then to finance the manufacture of its products by a third-party contract manufacturer, there can be no assurance that the Company can obtain any further funds in order to continue operations. Even if the Company is able to obtain the funds needed to continue its business operations, continuing concern among the Company's customers and suppliers about the Company's future viability could force the Company to seek protection under insolvency laws.

Certain Factors that May Affect Future Results

  There are a number of factors that could cause the Company's actual results to differ materially from those indicated by forward-looking statements contained in this report, in future filings of the Company, press releases of the Company, and oral statements made with the approval of an authorized executive officer of the Company. These factors include those set forth above under the captions "-- Financial Condition," and "--Liquidity" and below under the captions "Nasdaq
Delisting of Common Stock" and "Litigation."   Additional factors that may cause
or contribute to such differences include, but are not limited to, risks discussed in the Company's Form 10-K for the period ended December 31, 1997 and from time to time in the Company's other filings with the Securities and Exchange Commission (the "Commission") (File No. 0-29194), including, without limitation, the following, (a) the possibility that the Company may need to seek protection from its creditors under insolvency laws, (b) the uncertainty of the availability of additional capital to fund the Company's operations, (c) dependence on substantial customers, (d) uncertainty of market acceptance of the Company's products, (e) dependence on third party resellers and distributors,
(f) intense competition, (g) risks associated with international expansion, (h) risks associated with rapid growth, and (i) reliance on suppliers.

  As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.


Nasdaq Delisting of Common Stock

  By letter dated July 16, 1998, The Nasdaq Stock Market ("Nasdaq") informed the Company that the Company was not in compliance with a Nasdaq National Market listing requirement that the market value of shares of the Company's common stock held by the public (i.e., publicly traded shares not held by its executive officers, directors or greater than 10% stockholders) be at least $5 million. Nasdaq advised the Company that it had until October 16, 1998 to demonstrate compliance with such requirement by attaining a $5 million market value for such shares for ten consecutive trading days. Nasdaq further advised the Company that if it were unable to so comply and obtained no other relief pursuant to Nasdaq procedural remedies, the Company's common stock would be delisted from the Nasdaq National Market on October 20, 1998. The Company received a similar letter from Nasdaq dated August 7, 1998 regarding the failure of the Company's common stock to maintain a required minimum $1 per share bid price and informing the Company that it must demonstrate compliance with such per share price requirement for ten consecutive trading days by November 9, 1998 (in addition to meeting its other compliance requirements, including those applicable to the market value of its non-affiliated publicly traded shares described above) in order to avoid delisting of its shares of common stock from the Nasdaq National Market on November 11, 1998. The Company did not comply with either such ten day trading requirement. On October 16, 1998, the Company requested a hearing with respect to the potential delisting to Nasdaq's Listing and Hearing Review Committee and Nasdaq stayed the delisting of the Company's common stock during the pendancy of such appeal scheduled to be heard on December 11, 1998. Given the Company's financial condition (see "Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operation--

Liquidity" above), the Company cannot ensure that it will be able to maintain the Nasdaq National Market listing for the Company's common stock. The Company anticipates that the absence of the Nasdaq National Market listing for the Company's common stock will have an adverse effect on the market for and the market price of the Company's common stock. If the Company's common stock is delisted from the Nasdaq National Market, brokers may continue to make a market in the Company's common stock on the OTC Bulletin Board.

Year 2000

     The Year 2000 issue presents concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. It may also include additional business and competitive differentiation. Aside from the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions.

     The problem exists for many kinds of software and hardware, including mainframes, mini-computers, PCs, and embedded systems. During the last twelve months, the Company has been addressing Year 2000 changeover issues with a program targeted at updating the Company's internal business systems as well as the products that it sells. In 1998, the Company began updating the computer systems and software used for its internal business. The network based software used by the Company to transact daily business has been identified by the Company either as being Year 2000 compliant, or as being readily capable of being upgraded to Year 2000 compliant prior to January 1, 2000. In addition to software compliance for Year 2000, desktop computers and server systems at the Company have been tested for Year 2000 compliance and upgraded as necessary. The Company tested all computer hardware with a nationally recognized Year 2000 compliance test obtained from National Software Test Laboratories ("NSTL") of Conshohocken, Pennsylvania. This NSTL test checks a computer system basic input output system ("BIOS") for proper support of real time clock roll-over from December 31, 1999 to January 1, 2000 and support for recognition of leap years thereafter.

     As the Year 2000 approaches, the Company has taken certain steps designed to ensure that the personal computer products that it sells are Year 2000 compliant. The changeover to Year 2000 is an issue that needs to be addressed both in terms of hardware and bundled software, including the operating system and related applications. With respect to hardware, the Company has incorporated a system BIOS that fully supports the Year 2000 changeover in all XPA PC systems and certain models of the previously sold ISPA systems. For systems that contain older BIOS that do not fully support Year 2000 changeover, the Company has provided support for BIOS "Flash" upgrades (an update of the entire code in a BIOS chip contained in the Company hardware) which can be accomplished through the download area of the Company's web-site.

     All organizations dealing with the Year 2000 must address the effect this issue will have on their third-party supply chain. With respect to Year 2000 compliance of operating systems and other applications bundled on the Company's hardware systems, the Company recommends users of the Company's hardware systems used to access such operating systems and other applications refer to the appropriate vendors web-sites to determine the extent Year 2000 is supported in the software.

     The Company believes that the updated system BIOS, now used in all the Company's personal computer products provides adequate support for the critical Year 2000 issues including, rollover, leap year support, century changeover, computation support, and transfer support to and from Year 2000 compliant products. To verify support for proper Year 2000 rollover, the Company submitted its computer products to NSTL of Conshohocken, Pennsylvania for testing the Year 2000 compliance. Using their industry recognized YMARK2000 test, NSTL has certified and listed the appropriate Nexar computer products as Year 2000 compliant. Passing the YMARK2000 test indicates:

     . Proper system real time clock is in operation
     . Recognition of century change support is in real time clock memory
     . Progression from 12/31/99 to 1/1/2000 occurs via the BIOS without user intervention or rebooting the system
     . Ability to manually set the century via the BIOS should real time progression fail
     . Recognition of leap year, when appropriate

     Resolving Year 2000 issues is a worldwide phenomenon that will likely absorb a substantial portion of information technology budgets and attention in the near term. The Company believes that it has pursued and obtained Year 2000 compliance in most of the areas described above.


Item 3  Quantitative and Qualitative Disclosure About Market Risk

  Not applicable

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     On July 7, 1998, First International Computer, Inc. ("FIC"), a Taiwanese corporation and the Company's sole supplier of its proprietary motherboards, filed a lawsuit against the Company in the Superior Court of Alameda County, California. FIC's complaint seeks damages of $4,150,210 based on its allegations that the Company has failed to order shipment of goods manufactured by FIC that FIC alleges it manufactured pursuant to purchase orders submitted by the Company. The Company believes that the allegations are without merit and that FIC is attempting to force the Company to pay for finished goods manufactured by FIC (and surplus component parts acquired by FIC) that were not subject to firm purchase orders by the Company and for which the Company has no obligation of payment. The parties have agreed that FIC will continue to supply the Company with its proprietary motherboards as needed on a cash-on-delivery basis while the parties attempt to resolve the dispute. On September 14, 1998, the Company filed an answer to FIC's complaint in which the Company denied FIC's allegations. The Company and FIC continue to engage in discussions seeking to resolve the matter. Failing such a resolution, the company intends to defend against FIC's allegations to the extent it is financially able to do so. See "Financial Condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity" above. If the Company is unable to resolve the dispute, there can be no assurance that the Company will be able to obtain its proprietary motherboards from FIC. The Company does not currently have an alternative supplier of these component parts and any sustained interruption in the supply of these parts would have a material adverse effect on the Company.

     The following trade creditors of the Company have filed lawsuits as indicated below seeking payment of the respective amounts (exclusive of claims for costs and interest) such creditors claim is due for goods or services supplied to the Company:

PLAINTIFF                       COURT                         DATE SUIT FILED            Amount Claimed
----------                      -----                         ---------------            -------------
Bell Microproducts,          District Court                  November 9, 1998               $241,572
Inc.                         Westborough, MA

Janus World                  Superior Court                  October 23, 1998                138,450
Trade, Inc.                  Santa Clara County, CA

Gates-Arrow                  Superior Court                  October 8, 1998                 127,264
Distributing, Inc.           Worcester County, MA

L.A. Commercial              Superior Court                  September 29, 1998              456,040
Group, Inc.                  Alameda County, CA

Wyle Electronics             Superior Court                  June 22, 1998                   309,132
                             Worcester County, MA



  As of the date of this report five other trade creditors of the Company had filed similar separate suits in either Massachusetts or California seeking payments of amounts in an aggregate total of $220,349 (exclusive of interests and costs).

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Holders of 26,461 shares of the Company's Series B Convertible Preferred Stock have exercised their right of redemption of such shares at an aggregate redemption price of approximately $3.3 million. The Company does not have the funds to pay such redemption price, which is currently due and accrues interest at 11% per annum until paid.


Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 11.1 - Computation of Earnings Per Common Share
Exhibit 27 - Financial Data Schedule

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NEXAR TECHNOLOGIES, INC.

Date:  November 12, 1998         By /s/ Albert J. Agbay
                                 -----------------------------------
                                 Albert J. Agbay
                                 Chairman, Chief Executive Officer
                                 and President
                                 (as authorized officer)


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